Form 10-Q
period 2012-03-31
Labor Smart, Inc.
filed 2012-05-18
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-54654

Labor Smart, Inc

(Exact Name of Registrant as Specified in its Charter)

Nevada	45-2433287
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 Darbys Crossing Drive, Suite 116 GA	30141
(Address of Principal Executive Offices)	(Zip Code)

(770) 222-5888

(Registrant's Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐   No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the Registrant is  a large accelerated filer ☐, an accelerated file ☐, a non-accelerated filer ☐, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☑

Number of shares of issuer's common stock outstanding at May 11, 2012:  16,045,000

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INDEX TO LABOR SMART, INC. FINANCIAL STATEMENTS

LABOR SMART INCORPORATED	PAGE

Balance Sheets as of March 31, 2012	3

Statement of Operations for the Three months ended March 31, 2012	4

Statement of Cash Flows for the Three months ended March 31, 2012	5

Notes to Financial Statements	6

ASSETS

	March 31, 2012	December 31, 2011
Current assets
Cash	$ 91,799	$ 65,111
Accounts receivable	471,625	72,186
Prepaid expense	22,209	13,119
Other assets	25,724	2,384
Total current assets	611,357	152,800

Total assets	$ 611,357	$ 152,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 9,897	$ 2,499
Accrued liabilities	26,830	6,358
Notes payable-related party	310,000	100,000
Payroll taxes payable	213,225	25,691
Taxes payable	5,172	-
Other liabilities	5,570	7,185
Total current liabilities	570,694	141,733

Total liabilities	570,694	141,733

Stockholders' equity
Common stock; $0.001 par value; 75,000,000 shares authorized,
16,045,000 and 16,045,000 issued and outstanding as of
March 31, 2012 and December 31, 2011, respectively.	16,045	16,045
Additional paid-in capital	16,355	16,355
Retained earnings (deficit)	8,263	(21,333)
Total stockholder's equity	40,663	11,067

Total liabilities and stockholders' equity	$ 611,357	$ 152,800

INCOME STATEMENT

For the three months ended

March 31, 2012

Revenues	$ 1,183,716

Cost of services	986,484

Gross profit	197,232

Operating expenses
Professional fees	9,650
Payroll expenses	68,565
General and administrative fees	71,577
Total operating expenses	149,792

Operating income	47,440

Other expenses
Interest expense	(5,525)
Loss on sale of receivables	(7,147)
Total other expenses	(12,672)

Net income before taxes	34,768

Tax expense	(5,172)

Net income	$ 29,596

Basic and diluted income per common share	$ 0.00

Basic and diluted weighted average common
shares outstanding	16,045,000

Statement Of Cash Flow
For the three months ended

March 31, 2012

Cash flows from operating activities:
Net income	$ 29,596
Changes in operating assets and liabilities:
Increase in off-balance sheet receivable factoring	223,217
(Increase) in accounts receivables	(622,656)
(Increase) in prepaid expense	(9,090)
(Increase) in other assets	(23,340)
Increase in accounts payable	7,398
Increase in accrued liabilities	20,472
Increase in payroll taxes payable	187,534
Increase in taxes payable	5,172
(Decrease) in other liabilities	(1,615)
Net cash used by operating activities	(183,312)

Cash flows from financing activities:
Proceeds from notes payable- related party	210,000
Net cash provided by financing activities	210,000

Net change in cash	26,688

Cash, beginning of period	65,111

Cash, end of period	$ 91,799

Supplemental disclosure of cash flow information:

Interest paid	$ -
Taxes paid	$ -

NOTE 1 – NATURE OF OPERATIONS

Nature of Business

Labor Smart, Inc. (the “Company”) was incorporated in the State of Nevada on May 31, 2011. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. Labor Smart, Inc.  provides temporary blue-collar staffing services. It supplies general laborers on demand to the light industries, including manufacturing, logistics, and warehousing, skilled trades’ people, and general laborers to commercial construction industries.

During the year ended December 31, 2011, the Company was considered to be in the development stage under ASC 915 “Development Stage Entities”.  As of March 31, 2012, the Company ceased to be a development stage company as it has established its temporary staffing service and planned principal operations have commenced.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has adopted a December 31 fiscal year end.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and notes payable. The carrying amount of these financial instruments approximates fair value due to the short maturity of the instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for

Income Taxes (continued)

income tax purposes in accordance with FASB ASC 740-10, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  These estimates and judgments are based on historical information, information that is currently available to the Company, and on various other assumptions that the Company believes to be reasonable under the circumstances.  Actual results could differ from those estimates.

Factoring Agreement and Accounts Receivable

The Company has a financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales for six months commencing November 23, 2011. RIVIERA FINANCE, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment.  All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, disputes, and discounts. The Company assumes the risk on accounts receivable not factored to RIVIERA FINANCE, which is shown as accounts receivable on the accompanying balance sheets.

Earnings per share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of $0.001 par value common stock authorized.  As of March 31, 2012 and December 31, 2011, the Company had 16,045,000 shares issued and outstanding, respectively.

In June 2011, the Company issued 15,000,000 shares of its common stock at par ($0.001) valued at $15,000 to its founder.

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

In June 2011, the Company issued 510,000 shares of common stock on various dates for cash. The shares were issued at $0.02 per share for an aggregate of $10,200.

In June 2011, the Company issued 200,000 shares of its common stock for cash. The shares were issued at $0.0025 per share for an aggregate of $500.

In September 2011, the Company issued 335,000 shares of its common stock for cash.  The shares were issued at $0.02 per share for an aggregate of $6,700.

NOTE 5 – RELATED PARTY

On November 9, 2011, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum, and matures on November 9, 2012.

On December 3, 2011, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum, and matures on December 3, 2012.

On January 11, 2012, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum, and matures on January 11, 2013.

On January 19, 2012, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum, and matures on January 19, 2013.

On February 6, 2012, the Company issued a promissory note to the Company’s President in exchange for $25,000 in cash.  The note is unsecured, bears interest at 10% per annum, and matures on February 6, 2013.

On February 20, 2012, the Company issued a promissory note to the Company’s President in exchange for $15,000 in cash.  The note is unsecured, bears interest at 10% per annum, and matures on February 20, 2013.

On March 5, 2012, the Company issued a promissory note to the Company’s President in exchange for $15,000 in cash.  The note is unsecured, bears interest at 10% per annum, and matures on March 5, 2013.

On March 8, 2012, the Company issued a promissory note to the Company’s President in exchange for $45,000 in cash.  The note is unsecured, bears interest at 10% per annum, and matures on March 8, 2013.

On March 12, 2012, the Company issued a promissory note to the Company’s President in exchange for $10,000 in cash.  The note is unsecured, bears interest at 10% per annum, and matures on March 12, 2013.

 NOTE 6 – PREPAID

As of March 31, 2012 and December 31, 2011, the Company had prepaid expenses of $22,209 and $13,119, respectively.  Prepaid expenses consist of $9,469 in prepaid lease payments, $3,740 in prepaid insurance premiums, and $9,000 in prepaid services.

NOTE 7 – FACTORING AGREEMENT

The Company has a six month financing agreement with RIVIERA FINANCE commencing November 23, 2011 that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales.  Receivables are factored at a rate of 85% of the invoice face value on accepted accounts up to $300,000.  A reserve of 8% of the invoice face value is held by RIVIERA FINANCE in case of customer disputes.  Fees charged by RIVIERA FINANCE are 2% of the unpaid invoice face value for the first 25 days after the factored date and 0.8% of the invoice face value for every ten days thereafter up to a total of 7%, including the initial 2%.  Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.

The following table details the amounts of the factoring agreement as of March 31, 2012 and December 31, 2011.

	Receivables Factored	Reserve Deposit	Fees	Administrative Charges
March 31, 2012	$ 223,217	$ 19,201	$ 7,147	$ -
December 31, 2011	$ 20,162	$ 1,026	$ -	$ -

The reserve deposit is included in other current assets within the balance sheets.  Fees or charges billed by RIVIERA FINANCE as of March 31, 2012 and December 31, 2011 are $7,147 and $ nil, respectively.

NOTE 8 – COMMITMENTS

On November 12, 2011 the Company entered into a three year lease agreement with VFC Properties 8, LLC to rent office space at 1166 Franklin Road, Suite 5 for the Company’s Marietta, GA operations.  Minimum monthly lease payments equal $1,083.

On November 12, 2011 the Company entered into a single year lease agreement with Brothers Investments, Inc. to rent office space at 427 Lafayette Street for the Company’s Nashville, TN operations.  Minimum monthly lease payments equal $2,250.

On December 9, 2011, Labor Smart, Inc. entered into a two year lease agreement with Cleanstar National, Inc. to rent office space at 44 Darby’s Crossing Drive, Suite 116 for the Company’s corporate operations.  Minimum monthly lease payments total $650.

On January 26, 2012, the Company entered into a three year lease agreement with Hull 2000 WS2, LLC, commencing February 1, 2012, to rent office space at the Windsor Square Two Shopping Center, Augusta for the Company’s GA operations. Monthly lease payments, including CTI, are $1,244.  The Company has the option to extend the lease for an additional three years at an increased monthly lease payment of $1,530.

On March 29, 2012, the Company entered into a three year lease agreement with Phillips Holding, LP, commencing April 1, 2012, to rent office space at Wade Hampton Square for the Company’s SC operations.  Minimum monthly lease payments total $1,600.  The Company has the option to extend the lease for an additional three years.

The following table is a schedule of future minimum lease commitments for the Company:

Year Ending December 31	Commitment
2012	$ 70,498
2013	54,457
2014	32,102

2015	6,330
$ 163,387

Rent expense for March 31, 2012 and December 31, 2011was $15,798 and $3,740, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On April 25, 2012, the Company entered into a three year lease agreement with Molay, Inc. commencing May 1, 2012, to rent office space at 430 Greensprings Highway for the Company’s AL operations.  Minimum monthly lease payments total $1,132.  The Company has the option to extend the lease for an additional three years at an increased monthly lease payment of $1,232.

On April 25, 2012, the Company entered into an agreement with RIVIERA FINANCE to increase the limit on factored receivables from $300,000 to $500,000.  All other terms of the original agreement dated November 23, 2011 remain consistent.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan”, or the negative of these terms and similar expressions as they relate to Company or Company’s management identify forward-looking statements. Such statements reflect the current view of Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors (including the risks contained in the section of operations and results of operations, and any businesses that Company may acquire.) Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although Company believes that the expectations reflected in the forward-looking statements are reasonable, Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations, and prospects.

Overview

Labor Smart, Inc. was incorporated in the State of Nevada on May 31, 2011. We are a provider of temporary employees to the construction, manufacturing, hospitality, restoration and retail industries.  We provide unskilled and semi-skilled temporary workers to our customers.  Generally, we pay our workers the same day they perform the job.

Our mission is to be the provider of choice to our growing community of customers, with a service-focused approach, that positions us as a resource and partner for their business. With the opening of two additional branches in the first quarter of 2012, we are positioning the company to exponentially increase revenues.

At March 31, 2012, we were operating 4 branches located in 2 states.

Results of Operations

Three Months Ended March 31, 2012

Summary of Operations:  Revenue for the three months ended March 31, 2012 was $1.183 million. Net operating income for the three months ended March 31, 2012 was $47,440 and net income was $29,596.

Cost of Services:  Cost of services was 83% of revenue for the three months ended March 31, 2012. Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was 80.3% and 2.7% of revenues, respectively.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses were 12.7% of revenue for the three months ended March 31, 2012.  There is no prior year comparable as we had  not yet commenced operation.

Of our total $149,792 in SG&A expenses, $9,650 is attributable to accounting and auditor fees related to our S-1 Registration with the Securities and Exchange Commission, $68,565 to staff payroll expenses, and

$71,577 to General and Administrative expenses, which represent .8%, 5.8%, and 6.05% of revenues, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity, invoice factoring, and shareholder loans.  Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations into July 2012. We will require additional cash to fund our operating plan past that time. If the level of sales anticipated by our financial plan are not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We are implementing plans to reduce our costs of capital and improve our revenue.  If we cannot generate adequate cash by implementing these steps, we plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in reductions in staff, operating costs, and capital expenditures.

Net cash used in operating activities totaled approximately $183,312 during the three months ended March 31, 2012. During the three months ended March 31, 2012, the cash used in operating activities was primarily driven by our trade receivables of approximately $471,625. We factored $223,217 of accounts receivable.

Cash provided by financing activities totaled $210,000 for the three months ended March 31, 2012.   The proceeds were generated from shareholder loans.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans for 2012 that are to be completed by the end of the 2nd quarter 2012.

Accounts Receivable:  At March 31, 2012, we had total current assets of approximately $611,357 and current liabilities of approximately $570,694. Included in current assets are trade accounts receivable of approximately $471,625. Our cash position at March 31, 2012 was approximately $91,799. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. To date we have had no bad debt right offs or accounts sent to collections. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:  The Company has a six month financing agreement with RIVIERA FINANCE commencing November 23, 2011 that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales.  Receivables are factored at a rate of 85% of the invoice face value on accepted accounts up to $300,000.  As of March 31, 2012, the Company has factored $223,217 in receivables.  A reserve of 8% of the invoice face value is held by RIVIERA FINANCE in case of customer disputes.  Fees charged by RIVIERA FINANCE are 2% of the unpaid invoice face value for the first 25 days after the factored date and 0.8% of the invoice face value for every ten days thereafter up to a total of 7%, including the initial 2%.  Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.  Our total financing costs through this facility for the three months ended March 31, 2012 was $7,147, which is reflected on our income statement as a loss on sale of receivables. As collateral for repayment of any and all obligations, we granted Riviera Finance a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off- balance sheet arrangements: As of March 31, 2012 we do not have any off-balance sheet arrangements except for our factored receivables under the agreement with RIVIERA FINANCE.  The cash received from our factored receivables finance the Company’s operation expenses and are a significant source of liquidity for the Company.  For more information about the factoring terms, see “Financing” discussion above.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

As of March 31, 2012, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2012, our internal controls over financial reporting are not effective and provide no reasonable assurance of achieving their objective.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed S-1/A, for the year ended December 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities in the three months ended March 31, 2012.

ITEM 3.   DEFAULT ON SENIOR SECURITIES

Not applicable.

ITEM 4.   REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
Loan Agreements
Certification of C. Ryan Schadel, Chief Executive Officer of Labor Smart, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of C. Ryan Schadel, Chief Executive Officer of Labor Smart, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR SMART, INC.

/s/ C. Ryan Schadel	President and CEO	C. Ryan Schadel	May 11, 2012
Signature	Title	Printed Name	Date