Form 10-Q
period 2012-06-30
Labor Smart, Inc.
filed 2012-08-20
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☑

Number of shares of issuer's common stock outstanding at May 11, 2012:  16,045,000

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INDEX TO LABOR SMART, INC. FINANCIAL STATEMENTS

LABOR SMART INCORPORATED	PAGE

Balance Sheets as of June 30, 2012 and December 31, 2011	4

Statements of Operations for the Three and Six months ended June 30, 2012 and from Inception (May 31, 2011) to June 30, 2011	5

Statement of Cash Flows for the Six months ended June 30, 2012 and from Inception (May 31, 2011) to June 30, 2011	6

Notes to Financial Statements	7

LABOR SMART, INC

FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

Balance Sheet
ASSETS

	June 30, 2012	December 31, 2011
Current assets
Cash	$ 68,258	$ 65,111
Accounts receivable	626,276	72,186
Prepaid expense	18,524	13,119
Marketable securities	3,671	-
Other assets	44,336	2,384
Total current assets	761,065	152,800

Total assets	$ 761,065	$ 152,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 11,706	$ 2,499
Accrued liabilities	61,368	6,358
Notes payable-related party	300,000	100,000
Payroll taxes payable	319,711	25,691
Other liabilities	32,975	7,185
Total current liabilities	725,760	141,733

Total liabilities	725,760	141,733

Stockholders' equity
Common stock; $0.001 par value; 75,000,000 shares authorized,
16,045,000 and 16,045,000 issued and outstanding as of
June 30, 2012 and December 31, 2011, respectively.	16,045	16,045
Additional paid-in capital	16,355	16,355
Retained earnings (deficit)	5,183	(21,333)
Accumulated other comprehensive loss	(2,278)	-
Total stockholder's equity	35,305	11,067

Total liabilities and stockholders' equity	$ 761,065	$ 152,800

Operations

	For the three months	Inception	For the six months	Inception
	ended	(May 31, 2011) to	ended	(May 31, 2011) to
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$ 1,710,324	$ -	$ 2,894,040	$ -

Cost of services	1,431,248	-	2,417,732	-

Gross profit	279,076	-	476,308	-

Operating expenses
Professional fees	4,210	-	13,860	-
Payroll expenses	93,061	-	161,626	-
General and administrative fees	142,408	-	213,985	-
Total operating expenses	239,679	-	389,471	-

Operating income	39,397	-	86,837	-

Other expenses
Interest expense	(7,427)	-	(12,952)	-
Loss on sale of receivables	(40,222)	-	(47,369)	-
Total other expenses	(47,649)	-	(60,321)	-

Net income (loss)	$ (8,252)	$ -	$ 26,516	$ -

Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(2,278)	-	(2,278)	-
Other comprehensive loss	(2,278)	-	(2,278)	-

Comprehensive income (loss)	$ (10,530)	$ -	$ 24,238	$ -

Basic loss per common share	$ (0.00)	$ -	$ 0.00	$ -

Basic weighted average common
shares outstanding	16,045,000	10,161,833	16,045,000	10,161,833

Cash Flows
	For the six months	From Inception
	ended	(May 31, 2011) to
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net income	$ 26,516	$ -
Changes in operating assets and liabilities:
Increase in off-balance sheet receivable factoring	218,201	--
(Increase) in accounts receivables	(772,291)	--
(Increase) in prepaid expense	(5,405)	(15,000)
(Increase) in other assets	(41,952)	--
Increase in accounts payable	9,207	--
Increase in accrued liabilities	55,010	--
Increase in payroll taxes payable	294,020	--
Increase in other liabilities	25,790	--
Net cash used by operating activities	(190,904)	(15,000)

Cash flows from investing activities:
Purchase of marketable securities	(5,949)	--
Net cash used by investing activities	(5,949)	--

Cash flows from financing activities:
Proceeds from common stock	--	25,700
Payments on notes payable - related party	(10,000)	--
Proceeds from notes payable - related party	210,000	--
Net cash provided by financing activities	200,000	25,700

Net change in cash	3,147	10,700

Cash, beginning of period	65,111	-

Cash, end of period	$ 68,258	$ 10,700

LABOR SMART, INC

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

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

As of December 31, 2011, the Company was considered to be in the development stage as defined by ASC 915 “Development Stage Entities”.  During the six months ended June 30, 2012, the Company ceased to be a development stage company as it has established its temporary staffing service and planned principal operations have commenced.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Accordingly, the Company had a net income of $26,516 for the six months ended June 30, 2012. Additionally, the operating activities of the Company used $190,904 net cash during the same six month period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the periodthat includes the date of enactment or substantive enactment. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Factoring Agreement and Accounts Receivable

The Company has a month to month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. RIVIERA FINANCE, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment.  All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, disputes, and discounts. The Company assumes the risk on accounts receivable not factored to RIVIERA FINANCE, which is shown as accounts receivable on the accompanying balance sheets.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of $0.001 par value common stock authorized.  As of  June 30, 2012 and December 31, 2011, the Company had 16,045,000 shares issued and outstanding, respectively.  In June 2011, the Company issued 15,000,000 shares of its common stock at par ($0.001) valued at $15,000 to its founder. In June 2011, the Company issued 510,000 shares of common stock on various dates for cash. The shares were issued at $0.02 per share for an aggregate of $10,200. In June 2011, the Company issued 200,000 shares of its common stock for cash. The shares were issued at $0.0025 per share for an aggregate of $500.

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

NOTE 6 – PREPAID

As of June 30, 2012 and December 31, 2011, the Company had prepaid expenses of $18,524 and $13,119, respectively.  Prepaid expenses consist of $11,523 in prepaid lease payments, $2,001 in prepaid insurance premiums, and $5,000 in prepaid services.

NOTE 7 – FACTORING AGREEMENT

The Company has a month to month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales.  Receivables are factored at a rate of 85% of the invoice face value on accepted accounts up to $500,000.  A reserve of 8% of the invoice face value is held by RIVIERA FINANCE in case of customer disputes.  Fees charged by RIVIERA FINANCE are 2% of the unpaid invoice face value for the first 25 days after the factored date and 0.8% of the invoice face value for every ten days thereafter up to a total of 7%, including the initial 2%.  Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.  The following table details the amounts of the factoring agreement as of June 30, 2012 and December 31, 2011.

	Receivables Factored	Reserve Deposit	Fees	Administrative Charges
June 30, 2012	$ 218,201	$ 35,681	$ 47,369	$ -
December 31, 2011	$ 20,162	$ 1,026	$ -	$ -

The reserve deposit is included in other current assets within the balance sheets.  Fees or charges billed by RIVIERA FINANCE as of June 30, 2012 and December 31, 2011 are $40, 222 and $ nil, respectively.

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

The following table is a schedule of future minimum lease commitments for the Company:

Year ending December 31,	2012	$ 46,095
	2013	64,792
	2014	45,686
	2015	10,858
		$ 167,431

Rent expense for the six months ended  June 30, 2012 and from inception (May 31, 2011) to June 30, 2011 was $44,556 and $ nil, respectively.

NOTE 9 – SUBSEQUENT EVENTS

On July 12, 2012, the Company entered into a stock option agreement with Infinity Global Consulting Group Inc. (“Infinity”) whereas the Company grants Infinity the option to purchase all or part of an aggregate total of 100,000 shares of the Company’s common stock at the strike price of $0.50 per share. The aforementioned options expire on July 12, 2017.

On July 13, 2012, the Company issued 25,000 options in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012 with a strike price of $0.20 per share and 100,000 shares with a strike price of $0.50 per share.

On July 20 and August 13, 2012, the Company repaid $15,000 in loans advanced by an officer of the Company. The loan was paid without interest. An aggregate total of $30,000 in advances were repaid.

Except as noted above, the Company has evaluated subsequent events through the filing date of these financial statements and has disclosed any such events that are material to the financial statements.

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

At June 30, 2012, we were operating 6 branches located in 4 states.

Results of Operations

Three Months Ended June  30, 2012

Summary of Operations:  Revenue for the three months ended June 30, 2012 was $1.710 million. Net operating income for the three months ended June 30, 2012 was $39,397 and net loss was $8,252.

Cost of Services:  Cost of services was 83.68% of revenue for the three months ended June 30, 2012. Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was 80.13% and 3.55% of revenues, respectively.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses were 14.01% of revenue for the three months ended June 30, 2012.  There is no prior year comparable as we had not yet commenced operations.

Of our total $239,679 in SG&A expenses, $4,210 is attributable to accounting and auditor fees related to our S-1 Registration with the Securities and Exchange Commission, $93,061 to staff payroll expenses, and $142,408 to General and Administrative expenses, which includes $15,000 attributable to consultant fees related to our S-1 Registration with the Securities and Exchange Commission, which represent .25%, 5.44%, and 8.33% of revenues, respectively.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity, invoice factoring, and shareholder loans.  Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the coming months. We will require additional cash to fund our operating plan past that time. If the level of sales anticipated by our financial plan are not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We are implementing plans to reduce our costs of capital and improve our revenue.  If we cannot generate adequate cash by implementing these steps, we plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in reductions in staff, operating costs, and capital expenditures.

Net cash provided by operations consisted of ($190,904) during the six months ended June 30, 2012. Net Cash flows used in operating activities for the six months ended June 30, 2012 consisted of a net income of $26,516 adjusted by: an increase of our balance sheet receivables factoring of $218,201, by an increase of $772,291 in accounts receivable and an increase of $294,020 in payroll taxes payable. Cash used in investing activities totaled ($5,949) for the six months ended June 30, 2012. Net cash provided by financing activities totaled $200,000 for the six months ended June 30, 2012.  The proceeds were primarily generated from shareholder loans in the amount of $210,000.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans for 2012 that are to be completed by the end of the 3rd quarter 2012.

Accounts Receivable:  At June 30, 2012, we had total current assets of approximately $761,065 and current liabilities of approximately $725,760. Included in current assets are trade accounts receivable of approximately $626,276. Our cash position at June 30, 2012 was approximately $68,258. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. To date we have had no bad debt right offs or accounts sent to collections. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:  The Company has a month to month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales.  Receivables are factored at a rate of 85% of the invoice face value on accepted accounts up to $500,000.  As of June 30, 2012, the Company has factored $218,201 in receivables.  A reserve of 8% of the invoice face value is held by RIVIERA FINANCE in case of customer disputes.  Fees charged by RIVIERA FINANCE are 2% of the unpaid invoice face value for the first 25 days after the factored date and 0.8% of the invoice face value for every ten days thereafter up to a total of 7%, including the initial 2%.  Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.

Our total financing costs through this facility for the six months ended June 30, 2012 was $47,369, which is reflected on our income statement as a loss on sale of receivables. As collateral for repayment of any and all obligations, we granted Riviera Finance a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off- balance sheet arrangements: As of June 30, 2012, we do not have any off-balance sheet arrangements except for our factored receivables under the agreement with RIVIERA FINANCE.  The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company.  For more information about the factoring terms, see “Financing” discussion above.

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

As of June 30, 2012, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2012, our internal controls over financial reporting are not effective and provide no reasonable assurance of achieving their objective.

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

ITEM 1A.   RISK FACTORS

The information to be reported under this item has not changed since the previously filed S-1/A, for the period ended December 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities in the three months ended June 30, 2012.

ITEM 3.   DEFAULT ON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURE.

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

LABOR SMART, INC.

/s/ C. Ryan Schadel	President and CEO	C. Ryan Schadel	August 20, 2012
Signature	Title	Printed Name	Date