Form 10-Q
period 2012-09-30
Labor Smart, Inc.
filed 2012-11-20
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

O TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X  No O

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X No O

Indicate by check mark whether the Registrant is  a large accelerated filer O an accelerated file O, a non-accelerated filer O, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)  X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes O    No X

Number of shares of issuer's common stock outstanding at October 23, 2012:  16,757,000

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INDEX TO LABOR SMART, INC. FINANCIAL STATEMENTS

LABOR SMART INCORPORATED	PAGE

Balance Sheets as of September 30, 2012 and December 31, 2011	4

Statements of Operations for the Three and Nine months ended September 30, 2012	5

Statements of Cash Flows for the Three and Nine months ended September 30, 2012	6

Notes to Financial Statements	7

LABOR SMART, INC

FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

LABOR SMART INC.

BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2012	December 31, 2011
Current assets
Cash	$ --	$ 65,111
Accounts receivable	774,381	72,186
Prepaid expense	79,162	13,119
Deferred financing costs	138,264	-
Marketable securities	6,662	-
Other assets	44,101	2,384
Total current assets	1,042,570	152,800

Total assets	$ 1,042,570	$ 152,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 19,657	$ 2,499
Accrued liabilities	126,792	6,358
Notes payable-related party	250,000	100,000
Convertible notes payable, net of unamortized discount of $48,168	52,160	-
Payroll taxes payable	380,872	25,691
Other liabilities	33,843	7,185
Total current liabilities	863,324	141,733

Total liabilities	863,324	141,733

Stockholders' equity
Common stock; $0.001 par value; 75,000,000 shares authorized,
16,670,000 and 16,045,000 issued and outstanding as of
September 30, 2012 and December 31, 2011, respectively.	16,670	16,045
Additional paid-in capital	291,271	16,355
Accumulated other comprehensive income	711	-
Accumulated deficit	(129,406)	(21,333)
Total stockholder's equity	179,246	11,067

Total liabilities and stockholders' equity	$ 1,042,570	$ 152,800

See Accompanying Notes to Financial Statements.

LABOR SMART INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the three months ended		For the nine months	Inception
	September 30,		ended	(May 31, 2011) to
	2012	2011	September 30, 2012	September 30, 2011

Revenues	$ 2,152,243	$ -	$ 5,046,283	$ -

Cost of services	1,776,081	-	4,193,813	-

Gross profit	376,162	-	852,470	-

Operating expenses
Professional fees	87,104	18,400	100,964	18,400
Payroll expenses	184,081	-	345,707	-
General and administrative fees	169,326	-	383,311	-
Total operating expenses	440,511	18,400	829,982	18,400

Operating income (loss)	(64,349)	(18,400)	22,488	(18,400)

Other expenses
Interest expense	(15,963)	-	(28,915)	-
Financing costs	(2,526)	-	(2,526)	-
Loss on sale of receivables	(51,751)	-	(99,120)	-
Total other expenses	(70,240)	-	(130,561)	-

Net loss	$ (134,589)	$ (18,400)	$ (108,073)	$ (18,400)

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	2,989	-	711	-
Other comprehensive income	2,989	-	711	-

Comprehensive loss	$ (131,600)	$ (18,400)	$ (107,362)	$ (18,400)

Basic loss per common share	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)

Basic weighted average common
shares outstanding	16,328,424	14,530,943	16,140,164	15,710,000

See Accompanying Notes to Financial Statements.

LABOR SMART INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months	From Inception
	ended	(May 31, 2011) to
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net loss	$ (108,073)	$ (18,400)
Adjustments to reconcile net income to net
cash (used in) provided by operating activities:
Shares issued for services	56,501	--
Non-cash financing costs	4,891	--
Amortization of debt discount	2,160	--
Changes in operating assets and liabilities:
Increase in off-balance sheet receivable factoring	311,875	--
(Increase) in accounts receivables	(1,014,070)	--
Decrease in prepaid expense	19,476	15,000
(Incresae) in prepaid financing costs	(9,634)
(Increase) in other assets	(41,717)	--
Increase in accounts payable	17,158	--
Increase in accrued liabilities	120,434	--
Increase in payroll taxes payable	355,181	--
Increase in other liabilities	26,658	--
Net cash used by operating activities	(259,160)	(3,400)

Cash flows from investing activities:
Purchase of marketable securities	(5,951)	--
Net cash used by investing activities	(5,951)	--

Cash flows from financing activities:
Proceeds from common stock	--	6,700
Proceeds from notes payable	50,000
Payments on notes payable - related party	(60,000)	--
Proceeds from notes payable - related party	210,000	--
Net cash provided by financing activities	200,000	6,700

Net change in cash	(65,111)	3,300

Cash, beginning of period	65,111	10,700

Cash, end of period	$ --	$ 14,000

Supplemental information
Interest paid in cash	$ --	$ --
Taxes paid in cash	$ --	$ --

Non-cash interest and financing activities
Warrants issued as part of deferred finance costs	$ 128,630	$ --
Shares issued for prepaid services	$ 85,519	$ --

See Accompanying Notes to Financial Statements.

NOTE 1 – NATURE OF OPERATIONS

Nature of Business

Labor Smart, Inc. (the “Company”) was incorporated in the State of Nevada on May 31, 2011. Since inception, the Company has been engaged in organizational efforts, obtaining initial financing, and deployment of our business model. Labor Smart, Inc.  provides temporary blue-collar staffing services. It supplies general laborers on demand to the light industries, including manufacturing, logistics, and warehousing, skilled trades’ people, and general laborers to commercial construction industries.

As of December 31, 2011, the Company was considered to be in the development stage as defined by ASC 915 “Development Stage Entities”.  During the nine months ended September 30, 2012, the Company ceased to be a development stage company as it has established its temporary staffing service and planned principal operations have commenced.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown.  Accordingly, the Company had a net loss of $108,073 for the nine months ended September 30, 2012. Additionally, the operating activities of the Company used $249,160 net cash during the same nine month period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has adopted a December 31 fiscal year end.

Fair Value of Financial Instruments

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC (“ASC 820-10”), fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Pursuant to ASC 825, the fair value of cash and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of cash, accounts receivables, marketable securities, accounts payable and accrued liabilities, and notes payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of June 30, 2012 and December 31, 2011as follows:

	Fair Value Measurements as of June 30, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	06/30/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$6,662	$6,662	$0	$0
Total	$6,662	$6,662	$0	$0

	Fair Value Measurements as of December 31, 2011 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$0	$0	$0	$0
Total	$0	$0	$0	$0

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days.  Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds.  The carrying value of those investments approximates fair value.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. Deferred income taxes are reported for

Income Taxes (continued)

timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. The Company provides for deferred

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for sales returns, bad debts, and other allowances based on its historical experience.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain debt financing, including legal fees, origination fees and administration fees. Costs associated with the Convertible Promissory Note are deferred and amortized in our accompanying statement of operations using the straight-line method, which approximates the effective interest method, over the terms of the respective financing instrument.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of $0.001 par value common stock authorized.  As of September 30, 2012 and December 31, 2011, the Company had 16,670,000 and 16,045,000 shares issued and outstanding, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY (continued)

Stock issuances for the nine months ended September 30, 2012 consist of:

In July 2012, the Company issued 25,000 shares in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012 with a fair market value of $0.20 per share.

On July 12, 2012, the Company entered into a stock option agreement with Infinity Global Consulting Group Inc. (“Infinity”) whereas the Company grants Infinity the option to purchase all or part of an aggregate total of 100,000 shares of the Company’s common stock at the strike price of $0.50 per share. The aforementioned options expire on July 12, 2017.  The options were measured at their fair value on July 12, 2012 using the following Black-Scholes Model Assumptions: risk free interest (0.83%); expected volatility (148%); expected life (5 years); no dividends. These warrants were valued at $17,020 and expensed as stock based compensation.

In August 2012, the Company issued 100,000 restricted shares with a fair market of .20 per share for services and 500,000 shares with a fair market value of .20 per share in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

On September 20, 2012, the Company issued warrants to purchase 300,000 shares of common stock of the Company with an exercise price of $0.40 per share and no specific term. These warrants were issued in conjunction to the Convertible Promissory Note the Company entered into on September 20, 2012.  The warrants were measured at their fair value on September 20, 2012 using the following Black-Scholes Model Assumptions: risk free interest (2.53%); expected volatility (157%); expected life (10 years); no dividends. These warrants were valued at $133,521 and are deferred and amortized in our accompanying statement of operations using the straight-line method, which approximates the effective interest method, over the term of the associated Convertible Promissory Note.

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

NOTE 5 – RELATED PARTY (continued)

On March 12, 2012, the Company issued a promissory note to the Company’s President in exchange for

$10,000 in cash.  The note is unsecured, bears interest at 10% per annum, and matures on March 12, 2013.

On July 20 and August 13, 2012, the Company repaid $15,000 and $15,000, respectively, in loans advanced by an officer of the Company. On September 19 and September 27, 2012, the Company repaid $16,000 and $4,000, respectively, in loans advanced by an officer of the Company. The loan was repaid without interest. An aggregate total of $60,000 in advances were repaid.

 NOTE 6 – PREPAID

As of September 30, 2012 and December 31, 2011, the Company had prepaid expenses of $79,162 and $13,119, respectively.  Prepaid expenses consist of $9,573 in prepaid lease payments, $5,108 in prepaid insurance premiums, and $64,481 in stock based prepaid services.

NOTE 7 – FACTORING AGREEMENT

The Company has a month to month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales.  Receivables are factored at a rate of 85% of the invoice face value on accepted accounts up to $500,000.  A reserve of 8% of the invoice face value is held by RIVIERA FINANCE in case of customer disputes.  Fees charged by RIVIERA FINANCE are 2% of the unpaid invoice face value for the first 25 days after the factored date and 0.8% of the invoice face value for every ten days thereafter up to a total of 7%, including the initial 2%.  Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.  The following table details the amounts of the factoring agreement as of September 30, 2012 and December 31, 2011.

	Receivables Factored	Reserve Deposit	Fees	Administrative Charges
September 30, 2012	$ 311,875	$ 35,146	$ 99,120	$ -
December 31, 2011	$ 20,162	$ 1,026	$ -	$ -

The reserve deposit is included in other current assets within the balance sheets.  Fees or charges billed by RIVIERA FINANCE as of September 30, 2012 and December 31, 2011 are $99,120 and $ nil, respectively.

NOTE 8 – CONVERTIBLE PROMISSORY NOTE

On September 20, 2012, the Company entered into a Convertible Promissory Note with Evolution Capital, LLC., (the ‘Holder’) in the original principle amount of $130,000 bearing a 12% annual interest rate and maturing June 20, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option at a variable conversion price calculated as 50% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date.  As of September 30, 2012, we received gross proceeds of $50,000, which was net of original issue discount of $50,000.  Additionally, as of September 30, 2012, $2,160 of the discount has been amortized.

NOTE 9 – COMMITMENTS

On November 12, 2011, the Company entered into a three year lease agreement with VFC Properties 8, LLC to rent office space at 1166 Franklin Road, Suite 5 for the Company’s Marietta, GA operations.  Minimum monthly lease payments equal $1,083.

NOTE 9 – COMMITMENTS (continued)

On November 12, 2011, the Company entered into a single year lease agreement with Brothers Investments, Inc. to rent office space at 427 Lafayette Street for the Company’s Nashville, TN operations.  Minimum monthly lease payments equal $2,250.

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

The following table is a schedule of future minimum lease commitments for the Company:

Period ending September 30,	2012	$ 21,360
	2013	71,290
	2014	45,686
	2015	10,858
		$ 149,194

Rent expense for the nine months ended September 30, 2012 and from inception (May 31, 2011) to September 30, 2011 was $67,227 and $ nil, respectively.

NOTE 10 – SUBSEQUENT EVENTS

On October 1, 2012, the Company issued 57,000 shares of common stock with a fair market value of $0.50 per share in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

On October 2, 2012, the Company received the remaining fund of $80,000 for the Convertible Promissory Note that the Company had entered into with Evolution Capital, LLC on September 20, 2012.

On October 9 and October 31, 2012, the Company repaid $17,000 and $7,000 in loans advanced by an officer of the Company. The loan was paid without interest. An aggregate total of $24,000 in advances were repaid.

On October 17, 2012 the Company issued 30,000 shares of common stock with a cost basis of $0.49 per share and 30,000 stock options with an exercise price of $0.50 per share, expiring on October 12, 2022 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

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

At September 30, 2012, we were operating 6 branches located in 4 states.

Results of Operations

Three and Nine Months Ended September 30, 2012

Summary of Operations:  Revenue for the three and nine months ended September 30, 2012 was $2.152 million and $5.046 million respectively. Net loss for the three and nine months ended September 30, 2012 was $134,589 and $108,073 respectively.

Cost of Services:  Cost of services was 82.52% of revenue for the three months ended September 30, 2012 and 83.11% for the nine months ended September 30, 2012. Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was $1,696,126 or 78.817% and $74,235 or 3.45% of revenues, respectively for the three months ended September 30, 2012 and $4,010,069 or 79.49% and $166,541 or 3.30% of revenues, respectively for the nine months ended September 30, 2012.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses were 7.97% of revenue for the three months ended September 30, 2012 and 7.64% for the nine months ended September 30, 2012. On July 1, 2012, our President and CEO, Ryan Schadel, began drawing a salary of $2,000 per week. Mr. Schadel had not drawn a salary prior to this date. There is no prior year comparable as we had not yet commenced operations.

For the three months ended September 30, 2012, of our total $440,511 in operating expenses, $22,115 is attributable to legal expenses related to our engagement and retainer of legal counsel for securities, financial, employment, and acquisition guidance, $10,450 to accounting services, $54,539 to investor relations consulting fees, $184,081 to staff payroll expenses, and $169,326 to General and Administrative expenses.

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

Net cash used in operations was $259,160 during the nine months ended September 30, 2012. Net Cash flows used in operating activities for the nine months ended September 30, 2012 mainly consisted of a net loss of $108,073 adjusted by an increase of our off-balance sheet receivables factoring of $311,875, by an increase of $1,014,070 in accounts receivable and an increase of $355,181 in payroll taxes payable.  Cash used in investing activities totaled $5,951 for the nine months ended September 30, 2012. Net cash provided by financing activities totaled $200,000 for the nine months ended September 30, 2012. The proceeds were primarily generated from shareholder loans in the amount of $210,000 and $50,000 received from the Convertible Note entered into on September 20, 2012, offset by payments on shareholder loans of $60,000.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans in 2013.

Accounts Receivable:  At September 30, 2012, we had total current assets of approximately $1,042,570 and current liabilities of approximately $863,324. Included in current assets are trade accounts receivable of approximately $774,381, prepaid expenses of $79,162, and deferred financing costs of $138,264. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. We wrote down $3,105 in bad debt during the three months ended September 30, 2012. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:  The Company has a month to month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales.  Receivables are factored at a rate of 85% of the invoice face value on accepted accounts up to $500,000.  As of September 30, 2012, the Company has factored $311,875 in receivables.  A reserve of 8% of the invoice face value is held by RIVIERA FINANCE in case of customer disputes.  Fees charged by RIVIERA FINANCE are 2% of the unpaid invoice face value for the first 25 days after the factored date and 0.8% of the invoice face value for every ten days thereafter up to a total of 7%, including the initial 2%.  Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.

Our total financing costs through this facility for the three and nine months ended September 30, 2012 was $51,751 and $99,120 respectively, which is reflected on our Statements of Operations as a loss on sale of receivables. As collateral for repayment of any and all obligations, we granted Riviera Finance a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

On September 20, 2012, the Company entered into a Convertible Promissory Note with Evolution Capital, LLC., (the ‘Holder’) in the amount of $130,000 bearing a 12% annual interest rate.  We paid $10,000 related to the issuance of this Note and has been capitalized as a deferred financing cost.  As of September 30, 2012, $366 of this payment has been amortized.

Off-balance sheet arrangements: As of September 30, 2012, we do not have any off-balance sheet arrangements except for our factored receivables under the agreement with RIVIERA FINANCE.  The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company.  For more information about the factoring terms, see “Financing” discussion above.

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

As of September 30, 2012, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2012, our internal controls over financial reporting are not effective and provide no reasonable assurance of achieving their objective.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES

On August 20, 2012, the Company issued 100,000 shares of the Company’s common stock to our legal counsel for services to be rendered at a fair market value of $20,000 ($0.20/share), based upon the quoted closing price on the agreement date.  The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.   DEFAULT ON SENIOR SECURITIES

Not applicable.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

31.1	Certification of C. Ryan Schadel, Chief Executive Officer of Labor Smart, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification of C. Ryan Schadel, Chief Executive Officer of Labor Smart, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR SMART, INC.

/s/ C. Ryan Schadel	President and CEO	C. Ryan Schadel	November 16, 2012
Signature	Title	Printed Name	Date