Form 10-K
period 2012-12-31
Labor Smart, Inc.
filed 2013-04-17
CIK 1522469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Commission File Number 000-54654

 Labor Smart, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-2433287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5604 Wendy Bagwell Parkway, Ste 223
Hiram, GA	30141
(Address of principal executive offices)	(Zip Code)

Telephone: (770) 222-5888
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $148,500, based upon the closing price on that date of the Common Stock of the registrant on OTC Markets.com of $0.15.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 16, 2013, the registrant had 18,861,651shares of and Common Stock, $0.001 par value, outstanding.

Documents incorporated by reference: None

SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

The forward-looking information is based on present circumstances and on our predictions regarding events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements. The forward-looking statements included in this report are made only as of the date of this report.

•	We may be deemed to be insolvent and may face liquidation.
•	The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.
•	We will require substantial amounts of additional capital from external sources.
•	Any substantial increase in sales will require skilled management of growth.
•	We cannot predict the impact on our activities of the current economic crises.
•	We are authorized to issue substantial additional shares of stock, which would dilute the ownership of our stockholders.
•	Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment .
•
The factors set forth under “Management’s Discussion and Analysis of Analysis of Financial Condition and Results of Operation” and other factors that are not currently known to us that may emerge from time to time.

PART I

ITEM 1.  BUSINESS

Use of Certain Defined Terms
Except as otherwise indicated by the context, references in this report to:

•	“Labor Smart” “Labor Smart, Inc.,” “we,” “us,” or “our,” “Successor” and the “Company” are references to the business of Labor Smart, Inc.
•	“Securities Act” refers to the Securities Act of 1933, as amended, and “Exchange Act” refers to the Securities Exchange Act of 1934, as amended
About Labor Smart

Labor Smart, Inc. was incorporated in the State of Nevada on May 31, 2011.  Since inception, the Company has been engaged in organizational efforts, obtaining financing and deployment of our business model.  Labor Smart provides temporary blue-collar staffing services. It supplies general laborers on demand to the light industries, including manufacturing, logistics, and warehousing, skilled trades’ people and general laborers to commercial construction industries.

Industry Summary

The on-demand temporary staffing industry developed out of the need for businesses to have flexible staffing options that would allow them to respond quickly to changing business conditions. Cyclical business environments and competitive pressures have prompted businesses to focus on cost reduction, sometimes replacing full-time employees when absent due to illness, vacation, or unplanned termination and utilizing temporary staff during peak seasons.

The on-demand temporary staffing industry is highly fragmented and the industry continues to develop specialized market segments that reflect the diverse needs of the businesses it serves. Technical skills, work history, duration of assignment, and background check requirements vary among industries and employers. We operate primarily within the short-term, skilled and unskilled segments of the on-demand temporary staffing industry. We oversee the operation of multiple locations from a single corporate office. We are a business to business service provider. Methods used to sell and market our services to local and regional businesses vary depending on local economic factors, types of business in the geographic area, and other competitive considerations. Our sales processes can take place at varying locations including our branch offices, the customers' worksite, or via e-commerce. Temporary employees are recruited by our branch staff for placement with our customers based upon customer requirements.

Business Strategies

Our objective is to aggressively grow our share of the on demand temporary staffing market. We plan to achieve this objective by:

-Growing revenue in existing locations
-Growing revenue through new branch openings
-Leveraging customer relationships across vertical markets

Growing revenue in existing locations:  As a branch location matures, the Company seeks to increase its revenues by expanding sales opportunities with existing customers and aggressively increasing the number of customers served. By servicing our customers with a high level of responsiveness and attention to detail, we believe additional market share and revenue growth is obtainable.

Growing revenue through new branch openings: In 2012 we opened 4 branches. We will continue to rapidly open new locations based on the availability of talent in target markets and financial resources of the company. We believe that having the right talent to oversee the day to day operations of a branch is key to the success of the branch and the company as a whole. The Company plans to open approximately 10-12 branches prior to the end of 2013 and an additional 25-30 branch locations in 2014.

Leveraging customer relationships across vertical markets: Due to the extensive fragmentation of our industry, the Company believes our expanding footprint of branches provides a competitive edge when servicing customers with a regional presence. The company intends to leverage local customer relationships to seek out opportunities on a macro scale with new and existing customers.

Branch Expansion

The Company has grown rapidly from 2 branch locations in 2011 to 6 branch locations at December 31, 2012. The Company’s expansion has been by achieved by opening company owned branch locations that are managed day to day by Branch Managers.

The Company currently anticipates opening a total of 10-12 branches in 2013, 25-30 in 2014 and 50-60 in 2015 while establishing a nationwide presence. The Company may pursue acquisitions in certain circumstances and may slow or accelerate expansion based on future developments.

Operations

Branch Locations.  Branch locations are offices where temporary and prospective temporary employees report prior to being placed on an assignment. Branch locations open between 5am and 6am daily depending on customer needs. Generally, the Branch Manager will coordinate assignment of temporary employees to customer work orders. Prior to dispatching the temporary employee, branch staff will ensure that temporary employees have the necessary Personal Protective Equipment (PPE) as needed for the assignment they are placed on. The Company provides PPE needed to the temporary employee at no cost to the temporary employee. Temporary employees are matched to customer assignments primarily based on the customer specific requirements such as skills, experience, and availability.

Most work orders from customers are scheduled in advance. However, a significant portion of work orders are requested on short notice by the customer.

The temporary employees are provided a work order by a branch staff member that is completed and signed by the customer. The work order shows the hours worked and allows the customer to note a request for the same or different temporary employee at a future date.

Branch locations are generally staffed with at least two full time employees including the Branch Manager and a Customer Service Representative or an Account Executive. Each branch locations sets their own hours based on business volume for accepting applications from prospective temporary employees.

Customers. The Company’s customers are primarily businesses that require employees for manual labor such as hauling, cleaning, digging, loading, and assembly. The Company’s customers are generally engaged in construction, freight handling, landscaping, warehousing, janitorial, disaster response, light manufacturing, retail or wholesale operations.

A new branch location initially targets the construction and janitorial industries for potential customers. The Company has identified these industries as having a relatively short sales cycle and ever changing workforce needs. As the branch matures, the customer base broadens and diversifies. The Company currently derives its business from a large number of customers.

Sales and Marketing. Generally, each branch location is responsible for its own sales and marketing efforts. The Branch Manager is primarily responsible for new customer acquisition and customer service with all branch employees being involved in customer service, and to some degree, the sales process. The Company’s goal is for each branch to make contact with 125-200 potential customers weekly.

In the future, the Company plans to support branch sales efforts from a national approach. The Company will continue to implement sales and marketing strategies that reflect its expanding branch footprint and growing corporate infrastructure.

Management Employees and Training. The Company seeks to hire experienced branch and multi-unit managers as part of its expansion strategy. After a thorough interview process, new staff members undergo two weeks of training at an existing branch. The Company is currently developing a structured training program for all branch staff members that will emphasize Company sales and service philosophies and approaches. Additionally, the Company is identifying top performing Branch Managers to become Certified Training Branches, which will be responsible for training new staff hires in the future.

Workers’ Compensation Program. The Company maintains workers’ compensation insurance as required by state laws. In 2012, the Company’s workers’ compensation insurance for all states was carried by Lumbermen’s Underwriting, except for Ohio and Washington, states that provide state administered workers compensation pools. In January 2013, the Company began coverage with Zurich Insurance Group. Both of these policies are guaranteed cost policies in which the Company pays a percentage of payroll as premium but assumes no financial liability beyond the premiums. As the Company continues to grow its branch footprint it intends to develop an internal safety department at its corporate office to manage claims filing, a return to work program, and coding support for branch staff.

Safety Program. The Company, has deployed a general safety program that focuses on prevention. The Company believes that safety awareness and injury prevention will help control long term worker’s compensation costs as rates are increased or reduced annually based on accident frequency, amount of claims, and overall loss runs.

Competition. The on demand temporary staffing industry is highly fragmented and competitive with limited barriers to entry. There is no one company dominant in the on demand temporary staffing industry, however, there are several large competitors. The Company believes that the primary factors in obtaining and retaining customers are the cost of services, the quality of employees provided, the responsiveness of service, and the number of markets that can be serviced. The Company believes it may face pricing pressures until and unless it has the ability to service larger customers on a national scale.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any May 30.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Where You Can Find Us

The address of our principal executive office is:

Labor Smart, Inc,
5604 Wendy Bagwell Parkway, Ste 223
Hiram, GA 30141.

Our telephone number is (770) 222-5888.  Our facsimile number is (770) 222-5550.  Our website can be viewed at www.laborsmart.com.
ITEM 1A. RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this report. This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our customers’ or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements, to differ. “Risk Factors,” “Management’s Discussion and Analysis” and “Business,” as well as other sections in this report, discuss some of the factors that could contribute to these differences.

The forward-looking statements made in this report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Investment in the securities offered herein is speculative, involves a high degree of uncertainty, is subject to a number of risks and is suitable only for investors of substantial financial means.  Prospective investors should carefully consider the following risk factors in addition to the other information contained in this prospectus, before making an investment decision concerning the common stock offered in this prospectus. Only those investors who are prepared to potentially risk a total financial loss of their investment in this company should consider investing. Any of the following risks could have a material adverse effect on the Company’s business, financial condition, operations or prospects and cause the value of our common stock to decline, which could cause you to lose all or part of your investment. When determining whether to invest, you should also refer to and consider the other information in this annual report, including, but not limited to, the financial statements and related notes.

The factors set forth below, along with the other information contained herein, should be considered carefully in evaluating our prospects. Further, this document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, goals, objectives, expectations and intentions. The cautionary statements made in this section apply to all forward-looking statement wherever they appear in this document. Readers are cautioned that, while the forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and involve risks and uncertainties. In addition, actual results could differ materially from those discussed herein and our business, our financial condition or the results of operations could be materially and adversely affected. In such case, some of the factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this document. In the event that actual results do not meet expectations, there could be a consequent negative effect on the position of investors.

The following are risk factors which are directly related to the Company’s business and financial condition.  Investing in our securities involves a high degree of risk and you should not invest in these securities unless you can afford to lose your entire investment.  You should read these risk factors in conjunction with other more detailed disclosures located elsewhere in this annual report.

OUR BUSINESS IS SIGNIFCANTLY AFFECTED BY FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS

The demand for our blue-collar staffing services is highly dependent upon the state of the economy and upon staffing needs of our customers. As economic activity slows, companies tend to reduce their use of temporary employees before terminating their regular employees. Significant declines in demand and corresponding revenues, can result in expense de-leveraging, which would result in lower profit levels. Any variation in the economic condition or unemployment levels of the United States or in the economic condition of any region or specific industry in which we have a significant presence may severely reduce the demand for our services and thereby significantly decrease our revenues and profits.

WE MAY INCUR EMPLOYMENT RELATED AND OTHER CLAIMS THAT COULD MATERIALLY HARM OUR BUSINESS.

We employ individuals on a temporary basis and place them in our customers' workplaces. We have minimal control over our customers' workplace environments. As the employer of record of our temporary workers, we incur a risk of liability for various workplace events, including claims for personal injury, wage and hour violations, discrimination or harassment, and other actions or inactions of our temporary workers. In addition, some or all of these claims may give rise to litigation including class action litigation. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and can be reasonably estimated.
We cannot be certain that our insurance will be sufficient in amount or scope to cover all claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms or that the companies from which we have obtained insurance will be able to pay claims we make under such policies.

WE OPERATE IN A HIGHLY COMPETITIVE BUSINESS AND MAY BE UNABLE TO RETAIN CUSTOMERS OR MARKETSHARE.

The staffing services business is highly competitive and the barriers to entry are low. There are new competitors entering the market which may increase pricing pressures. In addition, long-term contracts form only a small portion of our revenue. Therefore, there can be no assurance that we will be able to retain customers or market share in the future. Nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or, if profitable, maintain our current profit margins.

WE MAY BE UNABLE TO ATTRACT AND RETAIN SUFFICIENT QUALIFIED TEMPORARY WORKERS.

We compete with other temporary staffing companies to meet our customer needs and we must continually attract qualified temporary workers to fill positions. Attracting and retaining some skilled temporary employees depends on factors such as desirability of the assignment, location, and the associated wages and other benefits. We have in the past experienced worker shortages and we may experience such shortages in the future. Further, if there is a shortage of temporary workers, the cost to employ these individuals could increase. If we are unable to pass those costs through to our customers, it could materially and adversely affect our business.

LOSS OF RYAN SCHADEL, OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER, COULD IMPAIR OUR ABILITY TO OPERATE.

If we lose our key employees, such as Ryan Schadel, our President and Chief Executive Officer, our business could suffer. Our success is highly dependent on our ability to attract and retain qualified management personnel. We are highly dependent on our management and the loss of Mr. Schadel’s services could have a material adverse effect on our operations. If we were to lose Mr. Schadel’s services, we may experience difficulties in competing effectively, developing our technology and implementing our business strategies.

IF WE ARE UNABLE TO CONTINUE AS A GOING CONCERN, INVESTORS MAY FACE A COMPLETE LOSS OF THEIR INVESTMENT.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm’s report to the financial statements included in this Form 10-K. If our business fails, the investors may face a complete loss of their investment.

BECAUSE WE ARE A NEWLY FOUNDED COMPANY, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on May 31, 2011.  We have no significant operating history nor do we have anyone experienced in managing a public company.  There is no assurance that we will be able to maintain any sustainable operations.  It is not possible at this time to predict success with any degree of certainty.  An investor should consider the risks, expenses and uncertainties that a developing company like ours faces.  Potential investors should be aware that there is a substantial risk of failure associated with any new business venture as a result of problems encountered in connection with the commencement of new operations.  These problems include, but are not limited to, an unstable economy, unanticipated problems relating to the entry of new competition, unanticipated moves by existing competition and unexpected additional costs and expenses that may exceed current estimates.  Also, to date, we have completed only partial development of our intended operations and we can provide no assurance that our company will have a successful commercial application.  There is no operating history upon which to base any projections as to the likelihood that we will prove successful in our current business plan, and thus there can be no assurance that we will be a viable, ongoing concern.

WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

Unless we begin to generate sufficient revenues, on a consistent basis, to sustain an ongoing business operation, we may experience liquidity and solvency problems.  Such liquidity and solvency problems may force us to cease operations if additional financing, under acceptable terms and conditions, is not available.  In the event our cash resources are insufficient to continue operations we intend to consider raising additional capital through offerings and sales of equity or debt securities.  In the event we are unable to raise sufficient funds, we will be forced to terminate business operations.  The possibility of such an outcome presents the risk of a complete loss of your investment in our common stock.

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF THE COMPANY FAILS TO IMPLEMENT ITS BUSINESS PLAN.

We expect to face substantial risks, uncertainties, expenses and difficulties.  Since inception, we have accumulated deficits of $461,164.  Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of operation.  These risks include, without limitation, an unstable economy, competition, inexperienced management, lack of sufficient capital, and lack of brand recognition.  We cannot guarantee that we will be successful in accomplishing our objectives.

THE COSTS, EXPENSES AND COMPLEXITY OF SEC REPORTING AND COMPLIANCE MAY INHIBIT OR SEVERELY RESTRICT OUR OPERATIONS.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  The costs of complying with these complex requirements are substantial and require extensive consumption of our time as well as retention of expensive specialists in this area.  In the event we are unable to establish a base of operations that generates sufficient cash flows or cannot obtain additional equity or debt financing, the costs of maintaining our status as a reporting entity may inhibit our ability to continue our operations.

THE COMPANY MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUES TO STAY IN BUSINESS.

We expect to earn revenues solely in our chosen business area. In the opinion of our management, we reasonably believe that the Company will begin to generate reasonable revenues.  However, failure to generate sufficient and consistent revenues to fully execute and adequately maintain our business plan may result in failure of our business and the loss of your investment.

COMPETITORS WITH MORE RESOURCES MAY FORCE US OUT OF BUSINESS.

The market for customers is intensely competitive and such competition is expected to continue to increase.  Generally, our actual and potential competitors are larger companies with longer operating histories, greater financial and marketing resources, with superior name recognition and an entrenched client base.  Therefore, many of these competitors may be able to devote greater resources to attracting customers and be able to grant preferred pricing.  Competition by existing and future competitors could result in our inability to secure an adequate customer base sufficient enough to support our endeavors.  We cannot be assured that we will be able to compete successfully against present or future competitors or that the competitive pressure we may face will not force us to cease operations.

OUR COMMON STOCK IS ILLIQUID AND THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY IMPACTED BY FACTORS WHICH ARE NOT RELATED TO OUR OPERATIONS..

Our common stock currently trades on a limited basis on the OTC. Trading of our stock through the over-the-counter markets is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

INVESTORS MAY HAVE DIFFICULTY LIQUIDATING THEIR INVESTMENT BECAUSE OUR STOCK IS SUBJECT TO PENNY STOCK REGULATION.

The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system).  The rules, in part, require broker/dealers to provide penny stock investors with increased risk disclosure documents and make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These heightened disclosure requirements may have the effect of reducing the number of broker/dealers willing to make a market in our shares, thereby reducing the level of trading activity in any secondary market that may develop for our shares.  Consequently, shareholders in our securities may find it difficult to sell their securities, if at all.

WE DO NOT CURRENTLY INTEND TO PAY DIVIDENDS ON OUR COMMON STOCK SO CONSEQUENTLY YOUR ABILITY TO ACHIEVE A RETURN ON YOUR INVESTMENT WILL DEPEND ON APPRECIATION IN THE PRICE OF OUR COMMON STOCK.

Prospective investors should not anticipate receiving any dividends from our common stock.  We intend to retain future earnings, if any, to finance our growth and development and do not plan to pay cash or stock dividends.  The lack of dividend potential may discourage prospective investors from purchasing our common stock.

THE CONTINUED SALE OF OUR EQUITY SECURITIES WILL DILUTE THE OWNERSHIP PERCENTAGE OF OUR EXISTING STOCKHOLDERS AND MAY DECREASE THE MARKET PRICE FOR OUR COMMON STOCK.

Given our lack of financial resources and the  doubtful prospect that we will earn significant profits in the next several years, we will require additional financing which will result in dilution to our existing stockholders.  In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

 THE COMPANY MAY LOSE ITS TOP MANAGEMENT WITHOUT EMPLOYMENT AGREEMENTS.

Our operations depend substantially on the skills, knowledge and experience of the present management.  The Company does not maintain key man life insurance.  Without an employment contract, we may lose the present management of the Company to other pursuits without a sufficient warning and, consequently, we may be forced to terminate our operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.
ITEM 2. PROPERTIES

The Company leases all of its branch locations. Branch location leases have, at minimum, a one year term and require additional payments for taxes, insurance, maintenance and renewal options. In addition to branch locations, the company oversees companywide operations at a leased corporate office space located in an office building at 5604 Wendy Bagwell Parkway, Suite 224 in Hiram, Georgia.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the over-the-counter markets under the symbol LTNC.  As of December 31, 2012, the Company’s common stock was held by 43 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about June 29. 2012.  The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended December 31,
	2012				2011
	High		Low		High		Low

First Quarter	$	N/A	$	N/A	$	N/A	$	N/A
Second Quarter		$.30		$.15	$	N/A	$	N/A
Third Quarter		$.50		$.15	$	N/A	$	N/A
Fourth Quarter		$.61		$.45	$	N/A	$	N/A

The Company’s transfer agent is West Coast Stock Transfer, Inc., located in San Diego, CA.

The Company’s common stock is subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Dividend Policy

No cash dividends have been paid by the Company on its common stock. It is anticipated that the Company’s future earnings will be retained to finance its continuing development. The payment of any future dividends will be at the discretion of the Company’s board of directors and will depend upon, among other things, future earnings, any contractual restrictions, success of business activities, regulatory and corporate law requirements and the general financial condition of the Company.

Equity Compensation Plan Information

2012 Stock Option Plan

Effective July 13, 2012, we adopted the 2012 Stock Incentive Plan (the “2012 Plan"). The 2012 Plan allows us to grant certain options to our directors, officers, employees and eligible consultants. The purpose of the 2012 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2012 Plan allows us to grant options to our officers, directors and employees.  In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 6,000,000 shares of our common stock are available for issuance under the 2012 Plan. The 2012 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2012 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2012 Plan must be approved by our stockholders within 12 months of its adoption. The 2012 Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2012 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Options granted under the 2012 Plan are non-transferable, other than by will or the laws of descent and distribution.

The 2012 Plan terminates on July 13, 2022, unless sooner terminated by action of our Board of Directors.  No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased there under shall again be available for issuance under the 2012 Plan.

The following table summarizes stock option activity during fiscal 2012:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	-	0.00

Options granted and assumed	130,000	0.50
Options expired	-	0.00
Options exercised	-	0.00
Balance, December 31, 2012	130,000	0.50

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2012.

Recent Sales of Unregistered Securities

On August 20, 2012, the Company issued 100,000 restricted shares for services.  The shares were issued at $0.20 per share for an aggregate of $20,000.

On March 20, 2013, the Company agreed to issue 100,000 shares of its common stock for cash.  The shares were issued at $0.50 per share for an aggregate of $50,000.

On March 26, 2013, the holder of the Convertible Promissory Note, Evolution Capital, LLC, elected to convert $130,000 (conversion price of $0.215 per share) of principal amount for 604,651 shares of common stock of the Company in accordance with the conditions of the Note.  The amount of principal balance due after the conversion is $0.

On April 5, 2013, the Company agreed to issue 100,000 shares of its common stock for cash.  The shares were issued at $0.50 per share for an aggregate of $50,000.
ITEM 6. SELECTED FINANCIAL DATA

As the Company is a “smaller reporting company,” this item is not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data for Labor Smart, Inc. Such discussion represents only the best present assessment from our Management.

Overview

Our mission is to be the provider of choice to our growing community of customers, with a service focused approach, that positions us as a resource and partner for their business. With the opening of new branch locations, we have established operating policies and procedures and developed a strategic branding strategy as we enter new markets.

The Company’s customers are generally engaged in construction, freight handling, landscaping, warehousing, janitorial, disaster response, light manufacturing, retail or wholesale operations. The Company has rapidly grown from 2 branch locations in 2011 to 6 branch locations in 2012. The Company expects to open 10-12 new branch locations in 2013 and 25-30 branch locations in 2014.

The Company pays its temporary employees on a daily basis and bills its customers on a weekly basis. The Company experiences negative cash flow from operations during periods of rapid revenue growth which impacts the Company’s overall profitability. The Company expects to continue to experience periods of negative cash flow from operations while it rapidly opens new branch locations and will require additional sources of working capital in order to execute its business model.

Many of the Company’s customers are in industries affected by inclement weather that can slow ordering activities significantly. As a result, the Company expects to generally experience a significant increase in temporary staffing demand in the spring, summer and early fall months, and lower demand in the late fall and winter months.

Results of Continuing Operations

Revenue. For the year ended December 31, 2012, our revenue was $7,175,846, compared to $160,017 for the period from inception (May 31, 2011) to December 31, 2011, representing an increase of 4,384.4%. This increase in revenue was primarily attributable to temporary labor services provided in our normal course of operations.

Gross Profit (Loss). For the year ended December 31, 2012, our gross profit was $1,220,167, compared to a gross profit of $ 36,074 for the period from inception (May 31, 2011) to December 31, 2011, representing an increase of 3,282.4%. This increase in our gross profit resulted primarily from an increase in revenues of $7,015,829 off-set by an increase in cost of goods sold of $5,831,736 or 4,705.2%.  Cost of goods sold consists of temporary staffing payroll of $5,095,794, related payroll tax expense of $602,825, transportation costs of $19,964, and workman’s comp expense of $237,096.

Selling, General and Administrative Expenses. For the year ended December 31, 2012, selling, general and administrative expenses were $527,957 compared to $18,821 for the period from inception (May 31, 2011) to December 31, 2011, an increase of 2,705.1%.  This increase was caused primarily by rent expenses, utilities, office supplies, marketing, insurance costs, and penalties for late payroll tax payments.

Other expenses. For the year ended December 31, 2012, other expenses were $149,934 compared to $1,068 for the period from inception (May 31, 2011) to December 31, 2011, an increase of 13,938.8%.  This increase was caused primarily by interest expense of $145,173,  and loss on the sale of marketable securities of $4,761.

Net Loss. We generated net losses of $449,465 for the year ended December 31, 2012 compared to $21,333 for the period from inception (May 31, 2011) to December 31, 2011, a decrease of 2,006.9 % which is primarily due to gross profits of $1,220,167 off-set by professional fees of $41,131, stock-based compensation of $210,600, payroll expenses of $549,371, bad debt expense of $64,318, loss on the sale of receivables of $126,321, general and administrative of $527,957 and other expenses of $149,934.

Liquidity and Capital Resources

The Company has been and is currently operating with a relatively low level of cash and liquidity and that could lead to difficulty if not favorably resolved. The Company desires to improve this situation through additional equity and debt investments in the Company and cash generated from higher revenues.

As of December 31, 2012, the Company had $124,888 in cash and believes its current cash and cash flow from operations will not be sufficient to meet anticipated cash needs for the next twelve months for working capital and capital expenditures.  The Company will likely require additional cash resources due to possible changed business conditions or other future developments.  The Company may seek to sell additional equity or debt securities.  The sale of convertible debt securities or additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity.

Our operating activities used cash of $131,606 for the year ended December 31, 2012, and we used cash in operations of $ 67,289 during the period from inception (May 31, 2011) to December 31, 2011. This change was due to a  net loss of $449,465, noncash adjustments to net loss of $399,252, an increase in receivable factoring of $291,708, and increase in accrued liabilities of $119,503, and increase in payroll taxes payable of $553,709.  These were off-set by an increase in accounts receivable of $995,050, a decrease in related party accrued liabilities of $1,556, and increase in prepaid expenses of $8,699, and increase in other assets of $32,168, an increase in accounts payable of $1,655 and a decrease in other liabilities of $7,185.

Cash used in investing activities during the year ended December 31, 2012 was $26,933 compared to $0 during the period from inception (May 31, 2011) to December 31, 2011.  This change was due to the purchase of marketable securities of $28,469 off-set by the proceeds from the sale of securities of $1,536.

Cash generated in our financing activities was $218,316 for the year ended December 31, 2012, compared to cash generated of $132,400 during the period from inception (May 31, 2011) to December 31, 2011. This increase was primarily attributed to proceeds from notes payable of $120,000, proceeds from related party notes payable of $210,000, off-set by payments on related party notes payable of $110,000 and payments on financed insurance of $1,684.

Critical Accounting Policies
Our financial statements are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported.  These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition.  We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements.  While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates.  Actual results may differ from those estimates.  Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an effect on our results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements
As of December 31, 2012, we do not have any off-balance sheet arrangements except for our factored receivables under the agreement with RIVIERA FINANCE.  The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company.

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

Recent Accounting Pronouncements
In February 2013, the FASB issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company is a “smaller reporting company,” this item is not applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LABOR SMART, INC.
FINANCIAL STATEMENTS
December 31, 2012
 (Audited)

ASSETS
	December 31,
	2012	2011
Current assets
Cash	$124,888	$65,111
Accounts receivable	711,210	72,186
Prepaid expense	43,336	13,119
Deferred financing costs	83,634	-
Marketable securities	28,424	-
Other assets	34,552	2,384
Total current assets	1,026,044	152,800

Total assets	$1,026,044	$152,800

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$844	$2,499
Accrued liabilities	125,861	6,358
Accrued liabilities, related party	19,375	-
Payroll taxes payable	579,400	100,000
Notes payable, related party	200,000	25,691
Note payable	15,160	-
Convertible note payable, net $98,350 in unamortized discount	184,355	-
Other liabilities	-	7,185
Total current liabilities	1,124,995	141,733

Total liabilities	1,124,995	141,733

Stockholders' equity
Common stock; $0.001 par value; 75,000,000 shares authorized, 16,757,000 and 16,045,000 issued and outstanding as of December 31, 2012 and 2011, respectively.	16,757	16,045
Additional paid-in capital	348,838	16,355
Retained earnings	(470,798)	(21,333)
Accumulated other comprehensive income	6,252	-
Total stockholder's equity	(98,951)	11,067

Total liabilities and stockholders' equity	$1,026,044	$152,800

See the accompanying notes to the financial statements

LABOR SMART, INC.
FINANCIAL STATEMENTS
December 31, 2012
 (Audited)

	For the year ended December 31, 2012	From inception (May 31, 2011) to December 31, 2011

Revenues, less $10,638 and $1,656 customer
credits for 2012 and 2011, respectively	7,175,846	160,017

Cost of goods sold	5,955,679	123,943

Gross profit	1,220,167	36,074

Operating expenses
Professional fees	41,131	21,225
Stock-based compensation	210,600	-
Payroll expenses	549,371	16,293
Bad debt expense	64,318	-
Loss on sale of receivables	126,321	-
General and administrative fees	527,957	18,821

Total operating expenses	1,519,698	56,339

Operating loss	(299,531)	(20,265)

Other expenses
Interest expense	(145,173)	(1,068)
Financing costs	(64,721)	-
Loss on sale of receivables	(126,321)	-
Realized loss on trading securities	(38)	-
Loss on sale of securities	(4,723)	-

Total other expenses	(149,934)	(1,068)

Net loss	$(449,465)	$(21,333)

Other comprehensive income, net of tax:
Unrealized gain on marketable securities	6,252	-
Other comprehensive income	6,252	-

Comprehensive income	$(443,213)	$(21,333)

Basic loss per common share	$(0.03)	$(0.00)

Basic weighted average common
shares outstanding	16,293,667	15,824,977

See the accompanying notes to the financial statements

LABOR SMART, INC.
FINANCIAL STATEMENTS
December 31, 2012
 (Audited)

				Accumulated	Accumulated other	Total
	Common Stock		Additional	Deficit during	comprehensive	Stockholders'
	Shares	Amount	paid-in capital	development stage	income	Equity (deficit)

Balance at Inception (May 31, 2011)	-	$-	$-	$-	$-	$-

Stock issued for cash, June 2011	15,710,000	15,710	9,990	-	-	25,700

Stock issued for cash, September 2011	335,000	335	6,365	-	-	6,700

Net loss	-	-	-	(21,333)	-	(21,333)

Balance, December 31, 2011	16,045,000	16,045	16,355	(21,333)	-	11,067

Shares issued for services	625,000	625	124,375	-	-	125,000

Warrants issued for services	-	-	17,020	-	-	17,020

Warrants issued for finance costs	-	-	133,521	-	-	133,521

Shares issued for employee compensation	87,000	87	43,113	-	-	43,200

Options issued for employee compensation	-	-	14,454	-	-	14,454

Net change in unrealized gain (loss) marketable securities	-	-	-	-	6,252	6,252

Net loss	-	-	-	(449,574)	-	(449,574)

Balance, December 31, 2012	16,757,000	$16,757	$348,838	$(470,907)	$6,252	$(99,060)

See the accompanying notes to the financial statements

LABOR SMART, INC.
FINANCIAL STATEMENTS
December 31, 2012
 (Audited)

	For the year ended December 31, 2012	From inception (May 31, 2011) to December 31, 2011

Cash flows from operating activities:
Net loss	$(449,465)	$(21,333)
Adjustment to reconcile net loss to net
cash (used in) provided by operating activities:
Stock-based compensation	185,000	--
Non cash financing costs	10,366	--
Non cash interest costs	54,778	--
Amortization of debt discount	54,355	--
Realized loss on trading securities	38	--
Bad debt expense	64,318
Loss on sale of securities	4,723	--
Changes in operating assets and liabilities:
Increase in off-balance sheet receivable factoring	291,708	20,162
Increase in accounts receivables	(995,050)	(92,348)
Increase in prepaid expense	(8,699)	(13,119)
Increase in other assets	(32,168)	(2,384)
Increase (decrease) in accounts payable	(1,655)	1,431
Increase in accrued liabilities	119,503	6,358
Incresase in accrued liabilities, related party	19,375	1,068
Increase in payroll taxes payable	553,709	25,691
Increase (decrease) in other liabilities	(7,185)	7,185
Net cash used by operating activities	(131,606)	(67,289)

Cash flows from investing activities:
Proceeds from sale of marketable securities	1,536	--
Purchase of marketable securities	(28,469)	--
Net cash used by investing activities	(26,933)	--

Cash flows from financing activities:
Proceeds from common stock	--	32,400
Proceeds from notes payable	120,000	--
Payment on notes payable - related party	(110,000)	--
Proceeds from notes payable- related party	210,000	100,000
Payment on financed insurance	(1,684)	--
Net cash provided by financing activities	218,316	132,400

Net change in cash	59,777	65,111

Cash, beginning of period	65,111	--

Cash, end of period	$124,888	$65,111

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash interest and financing activities
Warrants issued as part of deferred finance costs	$83,634	$-
Shares issued for prepaid services	$14,674	$-
Financed insurance	$16,844	$-

See the accompanying notes to the financial statements

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

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

As of December 31, 2011, the Company was considered to be in the development stage as defined by ASC 915 “Development Stage Entities”.  During the year ended December 31, 2012, the Company ceased to be a development stage company as it has established its temporary staffing service and planned principal operations have commenced.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown.  Accordingly, the Company had a net loss of $449,465 for the year ended December 31, 2012. Additionally, the operating activities of the Company used $131,606 net cash during the same one year period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2012 and 2011 as follows:

	Fair Value Measurements as of December 31, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$28,424	$28,424	$0	$0
Total	$28,424	$28,424	$0	$0

	Fair Value Measurements as of December 31, 2011 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/11	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$0	$0	$0	$0
Total	$0	$0	$0	$0

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

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

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

Allowance for Doubtful Accounts
The Company allows for an estimated amount of receivables that may not be collected.  The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships.  As of December 31, 2012 and 2011, the Company has recorded an allowance of $64,318 and $0, respectively.

Earnings (loss) per share
Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

Recent Accounting Pronouncements
In February 2013, the FASB issued authoritative guidance on the reporting of reclassifications out of accumulated other comprehensive income. The guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income if the amount is reclassified to net income in its entirety in the same reporting period. The guidance is effective for fiscal years beginning after December 15, 2012, with early adoption permitted. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of $0.001 par value common stock authorized.  As of December 31, 2012 and 2011, the Company had 16,757,000 and 16,045,000 shares issued and outstanding, respectively.

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

On July 12, 2012, the Company entered into an agreement with Infinity Global Consulting Group Inc. (“Infinity”) whereas the Company grants Infinity the option to purchase all or part of an aggregate total of 100,000 shares of the Company’s common stock at the strike price of $0.50 per share. The aforementioned options expire on July 12, 2017.  The options were measured at their fair value on July 12, 2012 using the following Black-Scholes Model Assumptions: risk free interest (0.83%); expected volatility (148%); expected life (5 years); no dividends. These warrants were valued at $17,020 and expensed as stock based compensation.

In August 2012, the Company issued 100,000 restricted shares with a fair value of $0.20 per share for services and 500,000 shares with a fair value of $0.20 per share in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

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

On October 1, 2012, the Company issued 57,000 shares of common stock for employee compensation with a fair value of $0.50 per share in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

In October 2012, the Company issued 30,000 shares for employee compensation in conjunction with the Form S-8 Registration Statement as filed on October 17, 2012 with a fair value of $0.49 per share.

In October, 2012 the Company issued 30,000 stock options with an exercise price of $0.50 per share, expiring on October 12, 2022 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012. The options were measured at their fair value on October 17, 2012 using the following Black-Scholes Model Assumptions: risk free interest (1.83%); expected volatility (149%); expected life (10 years); no dividends. These options were immediately vested and exercisable, valued at $14,454 and expensed in our accompanying statement of operations.

The following table summarizes stock option activity during fiscal 2012:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	-	0.00

Options granted and assumed	130,000	0.50
Options expired	-	0.00
Options exercised	-	0.00
Balance, December 31, 2012	130,000	0.50

As of December 31, 2012, 30,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during fiscal 2012:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	-	0.00

Warrants granted and assumed	300,000	0.40
Warrants canceled	-	0.00
Warrants expired	-	0.00
Balance, December 31, 2012	300,000	0.40

All warrants outstanding as of December 31, 2012 are exercisable.

NOTE 5 – RELATED PARTY

On November 9, 2011, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on November 9, 2012.  The note was repaid prior to November 9, 2012.

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

On December 3, 2011, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on December 3, 2012.  The note was repaid prior to December 3, 2012.

On January 11, 2012, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on January 11, 2013.  As of April 16, 2013, this note is in default.

On January 19, 2012, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on January 19, 2013.  As of April 16, 2013, this note is in default.

On February 6, 2012, the Company issued a promissory note to the Company’s President in exchange for $25,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on February 6, 2013.  As of April 16, 2013, this note is in default.

On February 20, 2012, the Company issued a promissory note to the Company’s President in exchange for $15,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on February 20, 2013.  As of April 16, 2013, this note is in default.

On March 5, 2012, the Company issued a promissory note to the Company’s President in exchange for $15,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on March 5, 2013.  As of April 16, 2013, this note is in default.

On March 8, 2012, the Company issued a promissory note to the Company’s President in exchange for $45,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on March 8, 2013.  As of April 16, 2013, this note is in default.

On March 12, 2012, the Company issued a promissory note to the Company’s President in exchange for $10,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on March 12, 2013.  The note was repaid prior to December 31, 2012.

NOTE 6 – PREPAID

As of December 31, 2012 and 2011, the Company had prepaid expenses of $43,336 and $13,119, respectively.  Prepaid expenses consist of $11,523 in prepaid lease payments, $17,139 in prepaid insurance premiums, and $14,674 in stock based prepaid services.

NOTE 7 – DEFERRED FINANCING COSTS

As of December 31, 2012 and 2011, the Company had deferred financing costs of $83,634 and $0, respectively. The deferred financing costs were generated from warrants issued to purchase 300,000 shares of common stock of the Company with an exercise price of $0.40 per share and no specific term. These warrants were issued in conjunction to the Convertible Promissory Note the Company entered into on September 20, 2012.  The warrants were measured at their fair value on September 20, 2012 using the following Black-Scholes Model Assumptions: risk free interest (2.53%); expected volatility (157%); expected life (10 years); no dividends. These warrants were valued at $133,521 and are deferred and amortized in our accompanying statement of operations using the straight-line method, which approximates the effective interest method, over the term of the associated Convertible Promissory Note.

NOTE 8 – FACTORING AGREEMENT

The Company has a month to month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales.  Receivables are factored at a rate of 85% of the invoice face value on accepted accounts up to $500,000.  A reserve of 8% of the invoice face value is held by RIVIERA FINANCE in case of customer disputes.  Fees charged by RIVIERA FINANCE are 2% of the unpaid invoice face value for the first 25 days after the factored date and 0.8% of the invoice face value for every ten days thereafter up to a total of 7%, including the initial 2%.  Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.  The following table details the amounts of the factoring agreement as of December 31, 2012 and 2011.

	Receivables Factored	Reserve Deposit	Fees	Administrative Charges
December 31, 2012	$291,708	$25,597	$126,321	$-
December 31, 2011	$20,162	$1,026	$-	$-

The reserve deposit is included in other current assets within the balance sheets.  Fees or charges billed by RIVIERA FINANCE as of December 31, 2012 and 2011 are $126,321 and $ nil, respectively.

NOTE 9 – INCOME TAXES

As of December 31, 2012, the Company had net operating loss carry forwards of $124,189 that may be available to reduce future years’ taxable income through 2031 and 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2012 and 2011:

	2012	2011

Net loss before taxes	$(449,465)	$(21,333)

Permanent adjustments:
Stock based compensation	185,000	-
Penalties	41,459	-
Meals and Entertainment	3,637	-
Amortized debt discount	52,195	-
Temporary adjustments:
Bad debt expense	64,318	-
NOL loss carryforward	$(102,856)	$(21,333)

Tax rate	35%	35%
Provision for income taxes	$(36,000)	$(7,467)
Less: Valuation allowance	$36,000	$7,467
Net deferred tax asset	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2012 was $36,000. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011.

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2012 and 2011:

	2012	2011
Federal statutory tax rate	(35.0)%	(35.0)%
Valuation allowance	35.0%	35.0%
	-%	-%

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2012	$ 102,856	2032
2011	$ 21,333	2031

NOTE 10 – CONVERTIBLE PROMISSORY NOTE

On September 20, 2012, the Company entered into a Convertible Promissory Note with Evolution Capital, LLC., (the ‘Holder’) in the original principle amount of $130,000 bearing a 12% annual interest rate and maturing June 20, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option at a variable conversion price calculated as 50% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date.  As of December 31, 2012, we received gross proceeds of $130,000, which was net of original issue discount of $130,000.  Additionally, as of December 31, 2012, $54,355 of the discount has been amortized.

NOTE 11 – COMMITMENTS

On November 12, 2011, the Company entered into a three year lease agreement with VFC Properties 8, LLC to rent office space at 1166 Franklin Road, Suite 5 for the Company’s Marietta, GA operations.  Minimum monthly lease payments equal $1,083.

On November 12, 2011, the Company entered into a single year lease agreement with Brothers Investments, Inc. to rent office space at 427 Lafayette Street for the Company’s Nashville, TN operations.  Minimum monthly lease payments equal $2,250.  As of December 31, 2012, the lease term is month to month.

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

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

On April 25, 2012, the Company entered into a three year lease agreement with Molay, Inc. commencing May 1, 2012, to rent office space at 430 Greensprings Highway for the Company’s AL operations.  Minimum monthly lease payments total $1,132.  The Company has the option to extend the lease for an additional three years at an increased monthly lease payment of $1,232.

The following table is a schedule of future minimum lease commitments for the Company:

Period ending December 31,	2013	$99,392
	2014	105,689
	2015	58,678
	2016	12,078
		$275,837

Rent expense for the year ended December 31, 2012 and from inception (May 31, 2011) to December 31, 2011 was $103,872 and $3,740, respectively.

NOTE 12 – MARKETABLE SECURITIES

Marketable securities held by Ameritrade (the holding companies) are held for an indefinite period of time and thus are classified as available-for-sale securities.  Realized investment gains and losses are included in the statement of operations, as are provisions for other than temporary declines in the market value of available-for-sale securities.  Unrealized gains and unrealized losses deemed to be temporary are excluded from earnings (losses), net of applicable taxes, as a component of other comprehensive income (loss).  Factors considered in judging whether an impairment is other than temporary include the financial condition, business prospects and creditworthiness of the issuer, the length of time that fair value has been less than cost, the relative amount of decline, and the Company’s ability and intent to hold the investment until the fair value recovers.

Included in “Loss on sale of securities” in the statements of operations are $4,723 and $0 for the years ended December 31, 2012 and 2011, respectively.  The Company recorded $6,252 and $0 of other comprehensive income associated with unrealized gains, net of tax effect, on these investments during the years ended December 31, 2012 and 2011, respectively.

The following is a summary of available-for-sale marketable securities as of December 31, 2012 and December 31, 2011:
	December 31, 2012
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$22,172	$6,252	$0	$28,424
Total	$22,172	$6,252	$0	$28,424

	December 31, 2011
	Cost	Unrealized Gain	Unrealized (Losses)	Market or Fair Value
Equity securities	$0	$0	$0	$0
Total	$0	$0	$0	$0

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

The following is a summary of unrealized gains and losses as presented in Other Comprehensive Income as of December 31, 2012 and 2011:

	December 31, 2012
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$6,252	$0	$0	$6,252
Total	$6,252	$0	$0	$6,252

	December 31, 2011
		Unrealized	Unrealized	Other
	Unrealized	(Losses)	(Losses)	Comprehensive
Description	Gains	Short Term	Long Term	Income (Loss)
Equity Securities	$0	$0	$0	$0
Total	$0	$0	$0	$0

NOTE 13 – SUBSEQUENT EVENTS

On January 17, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $103,500 bearing an 8% annual interest rate and maturing October 21, 2013. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 51% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date.  The Company may repay the convertible promissory note if repaid within 60 days of date of issue at 130% of the original principal amount plus interest, between 60 days and 120 days at 140% of the original principal amount plus interest and between 120 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On January 28, 2013, the Company entered into a Consultant Agreement for a term of six months for general corporate and due diligence services. As compensation, the Company agreed to issue to the consultant 300,000 shares of unrestricted common stock in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

On January 28, 2013, the Company entered into a Consultant Agreement for a term of six months for general corporate and due diligence services. As compensation, the Company agreed to issue to the consultant 700,000 shares of unrestricted common stock in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

On January 28, 2013, the Company entered into a Consultant Agreement for a term of six months. As compensation, the Company agreed to issue to the consultant 500,000 shares of restricted common stock of the Company.

On February 14, 2013, the Company entered into a two year lease agreement with L. Gerald Crews Trust, commencing March 1, 2013, to rent office space at 5604 Wendy Bagwell Pkwy., Hiram, Georgia. The Company is not required to pay rent in the first month of the lease. Thereafter, monthly lease payments, including common area maintenance, are $900 and $936 in Year 1 and Year 2, respectively.  The Company has the option to extend the lease for an additional two years at increased monthly lease payments of $964 and $993 in Year 1 and Year 2, respectively, during the renewal period.

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

On February 21, 2013, Mr. Matthew Rodgers was elected to the Board of Directors. As compensation for his services we granted 50,000 options at $0.56 per share to Mr. Matthew Rodgers pursuant to his director agreement with the Company dated February 21, 2013.  The options will expire on February 21, 2018 (five years).

On February 25, 2013, the Company entered into a Convertible Promissory Note with Evolution Capital I, LLC (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing November 25, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 52% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date.  The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 140% of the original principal amount plus interest, between 121 days and 150 days at 145% of the original principal amount plus interest and between 151 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On February 25, 2013, the Company issued warrants to purchase 202,000 shares of common stock of the Company with an exercise price of $0.40 per share and no specific term. These warrants were issued in conjunction with the Convertible Promissory Note the Company entered into on February 25, 2013.

On February 27, 2013, the Company entered into a 37 month lease agreement with Ross Properties, LLC, commencing March 1, 2013, to rent office space at 4424 Taggart Creek Road, Charlotte, North Carolina. The Company is not required to pay rent in the first month of the lease. Thereafter, monthly lease payments, including initial estimated monthly operating expense payments, are $1,408 with an annual rent escalation of 3% per annum.

On March 4, 2013, the Company issued a Convertible Note to Vista Capital Investments, LLC (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing March 4, 2014 for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. If the borrower does not repay the Note on or before 90 days from the Effective Date, a one-time interest charge of 12% shall be applied to the original principal sum. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.  At any time after the Issuance Date, upon 10 business days notice to the Holder, the Company may repay the convertible promissory at 150% of the original principal amount plus interest.  The Holder may still convert the Note pursuant to the terms at all times until the prepayment amount has been received in whole or in part.

On March 8, 2013, Ms. Shannan Manix was elected to the Board of Directors. As compensation for her services we granted 50,000 options at $0.62 per share to Ms. Shannon Manix pursuant to her director agreement with the Company dated March 14, 2013.  The options will expire on March 14, 2018 (five years).

On March 15, 2013, the Company entered into a 37 month lease agreement with DV Partnership, commencing April 1, 2013, to rent office space at 2300 Decker Blvd., Columbia, South Carolina. The Company is not required to pay rent in the first month of the lease. Thereafter, monthly minimum lease payments are $1,034, $1,065 and $1,097 in Year 1, Year 2 and Year 3, respectively.  In additional, initial monthly estimated operating expense payments are $366.

On March 20, 2013, the Company agreed to issue 100,000 shares of its common stock for cash.  The shares were issued at $0.50 per share for an aggregate of $50,000.

LABOR SMART, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2012 and 2011
(AUDITED)

On March 21, 2013, the Company entered into a 37 month lease agreement with Rosie III, LLC, d/b/a Elis Enterprises L.P., commencing April 1, 2013, to rent office space at 6612 B&C Blue Ridge Blvd., Raytown, Missouri. The Company is not required to pay rent in the first month of the lease. Thereafter, monthly minimum lease payments, including common area expenses, are $1,350, $1,400 and $1,450 in Year 1, Year 2 and Year 3, respectively.

On March 25, 2013 the Company entered into an pledge and escrow agreement with Intelliance Group, LLC.  The secured party pledged to purchase up to $400,000 of 8% secured debentures for a total price of $400,000.  The pledged shares must be freely trading shares of common stock of the Company with a market value of not less that 200% of the outstanding principal and accrued interest of the secured debentures.  In the event the market price of the pledged shares declines to 175% of the outstanding principal and accrued interest of the secured debentures the Company will deliver up to a maximum of 4,000,000 shares of Common Stock.  As of the date of this filing no Debentures have been funded.

On March 28, 2013, the Holder (Evolution Capital I, LLC) of the Convertible Promissory Note originally issued on September 20, 2012, elected to convert $130,000 of principal amount for 604,651 shares of common stock of the Company (conversion price of $0.215 per share) in accordance with the terms of the Note.  The amount of principal balance due after the conversion is $0.

On April 5, 2013, the Company agreed to issue 100,000 shares of its common stock for cash.  The shares were issued at $0.50 per share for an aggregate of $50,000.

On April 10, 2013, the Company issued a Convertible Promissory Note to Iconic Holding, LLC (“Holder”), in the original principle amount of $115,500 bearing a 0% annual interest rate and maturing April 10, 2014 for $110,000 of consideration paid in cash and a $5,500 original issue discount. This convertible promissory is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 65% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note within 60 days of date of issue at 110% of the original principal amount plus interest, between 60 days and 120 days at 120% of the original principal amount plus interest and 15,000 shares of common stock, between 120 days and 180 days at 130% of the original principal amount plus 30,000 shares of common stock interest and 30,000 shares of common stock of the Company, Thereafter, the Note may only be repaid with the consent of the Holder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2012 covered by this Form 10-K.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

As a smaller reporting company and emerging growth company, we are not required to provide a report on the effectiveness of our internal controls over financial reporting until our second annual report (our report on the fiscal year ending December 31, 2013), and we will be exempt from the auditor attestation requirements concerning any such report so long as we are an emerging growth company or a smaller reporting company. We have not yet evaluated whether our internal control procedures are effective, and therefore there is a greater likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers that have conducted such evaluations.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position
Ryan Schadel	35	Chief Executive Officer, Chief Financial Officer, Director
Matthew Rodgers	50	Director
Shannan Manix	42	Director

Ryan Schadel, our founder, sole officer and a director, has nearly 13 years’ experience in the temporary staffing industry. During these 12 years he has held numerous positions, starting as a sales rep in January 2000 with a nationwide temporary staffing company. Of his nearly 13 years’ experience in our industry, 11 have been in a management or executive capacity, and 8 of those years in a multi-unit management capacity.

Matthew Rodgers serves as a director of the Company and as the President of iprospectcheck.com, a privately held employment screening firm located in Folsom, California.  His tenure with iprospectcheck.com began in 2009. Prior to his tenure with iprospectcheck.com, Mr. Rodgers was the President and Chief Executive Officer of Interim Healthcare Staffing where he served from 2003 until 2012.  Prior to his position at Interim HealthCare Staffing, Mr. Rodgers served as Executive Vice President and Chief Operating Officer of Labor Ready, Inc.  His tenure at Labor Ready began in 1998 and he served until 2003.

Shannan Manix, serves as a director of the Company and as the Director of Sales and National accounts at Payscale, Inc., an online salary, benefits and compensation information company. Her tenure with Payscale, Inc began in 2012. Prior to her tenure with Payscale, Inc., Ms. Manix served as a Regional Vice President at Labor Ready, Inc., a division of True Blue, Inc. Her tenure with Labor Ready, Inc. began in 1998 and she served until 2012

The board of directors has no nominating, auditing or compensation committees.

None of our directors qualify as “independent” as that term is defined under the applicable rules and regulations of the SEC, meaning that our directors may have business interests in the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  We believe that our chief executive officer is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material net income to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter.  Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors. Further, we are not a "listed company" under SEC rules and thus we are not required to have a compensation committee or a nominating committee.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our Chief Executive Officer at the address appearing on the face page of this Prospectus.

Term of Office

Our directors are appointed to hold office until removed from office or until his successor has been elected and qualified in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.
All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have an audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d) of Regulation S-K is beyond our limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in our financial statements at this stage of our development.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.
being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2012, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

At this time the Company has not established any code of conduct and ethics

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2012 and 2011:

			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Ryan Schadel	2012	$104,000	$-	$-	$-	$-	$-	$104,000
Chief Executive Officer	2011	$-	$-	$-	$-	$	$-	$-
and Chief Financial Officer

Employment Agreements

The Company has no formal employment agreements.

Compensation of Directors

The general policy of the Board of Directors is that compensation for independent Directors should be a nominal cash fee plus equity-based compensation. We do not pay employee Directors for Board service in addition to their regular employee compensation. The Board of Directors have the primary responsibility for considering and determining the amount of Director compensation.

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2012.

Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards (1)	Compensation	Earnings	Compensation	Total

Ryan Schadel	$-	$-	$-	$-	$-	$-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of December 31, 2012 for:

●	each of our executive officers and directors;
●	all of our executive officers and directors as a group; and
●	any other beneficial owner of more than 5% of our outstanding Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include ordinary shares issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days. Except as otherwise indicated, all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Ryan Schadel 5604 Wendy Bagwell Parkway, Ste 223 Hiram, GA 30141	15,000,000	79.53%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed and to be billed by our principal independent accountants, De Joya Griffith, LLC, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2012	2011
Audit Fees	$25,200	$13,500
Audit Related Fees	-	-
Tax Fees	850	-
All Other Fees	-	-
Total	$26,050	$13,500

Audit fees.  Consists of fees billed for the audit of our annual financial statements and review of our interim financial information and services that are normally provided by the accountant in connection with year-end and quarter-end statutory and regulatory filings or engagements.

Audit-related fees.  Consists of fees billed for services relating to review of other regulatory filings including registration statements, periodic reports and audit related consulting.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Other fees.  Other services provided by our accountants.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number	Description

3.1	Articles of Incorporation (incorporated by reference to our Form S-1 filed on October 6, 2011)

3.2	Bylaws (incorporated by reference to our Form S-1 filed on October 6, 2011)

23.1 (1)	Consent of Auditors

31.1 (1)
Certification of Chief Executive Officer and Principal Accounting Officer of Labor Smart, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Principal Executive Officer and Principal Accounting Officer of Labor Smart, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

101.INS (1)	XBRL Instance Document

101.SCH (1)	XBRL Taxonomy Extension Schema Document

101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document

___________
(1)      Filed herewith

Financial Statement Schedules

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Labor Smart, Inc.

April 16, 2013	By:	/s/ Ryan Schadel
Ryan Schadel
President, Treasurer, Director, Chief Executive and
Chief Accounting Officer (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 16, 2013	/s/ Ryan Schadel
Ryan Schadel
President, Treasurer, Director, Chief Executive and
Chief Accounting Officer