Form 10-K/A
period 2012-12-31
Labor Smart, Inc.
filed 2013-04-17
CIK 1522469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

As of April 16, 2013, the registrant had 19,526,651 shares of and Common Stock, $0.001 par value, outstanding.

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

On March 6, 2013, the Company issued a Convertible Note to JMJ Financial (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing March 6, 2014 for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.

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

On April 12, 2013, the Company entered into an Investment Agreement with Intelliace Group, LLC (“Investor”) whereby the Company will issue and sell to the Investor $400,000 of secured debentures.  The secured debenture shall be advanced in four separate tranches of $100,000 upon the occurrence of certain events. Interest is payable at 8% per annum and due upon maturity. The secured debenture is payable on demand and if no demand is made, unpaid principal and interest is due one year after the date of each advance.  The CEO of the Company has agreed to pledge as security common stock of the Company with a market value of not less than 200% of unpaid principal and interest.

On April 16, 2013, Company elected to prepay the Convertible Promissory Note dated January 17, 2013 with Asher Enterprises, Inc. for $146,647 in cash. The payment includes prepayment of $103,500 in original principal, a 40% prepayment penalty and outstanding accrued interest.

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