Form 10-Q
period 2013-03-31
Labor Smart, Inc.
filed 2013-05-20
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54654

LABOR SMART, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2433287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5604 Wendybagwell Parkway, Suite 223
Hiram, GA	30141
(Address of principal executive offices)	(Zip Code)

(770) 222-5888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Number of shares of issuer's common stock outstanding as of May 16, 2013 was 19,361,651.

LABOR SMART, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LABOR SMART, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets
Cash	$125,742	$124,888
Accounts receivable, net	1,086,028	711,210
Prepaid expenses	273,751	43,336
Deferred financing costs	122,029	83,634
Marketable securities	29,450	28,424
Other current assets	49,270	34,552
Total current assets	1,686,270	1,026,044

Total assets	$1,686,270	$1,026,044
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$—	$844
Accrued liabilities	153,708	125,861
Notes payable, related party	180,247	219,375
Notes payable	10,106	15,160
Convertible notes payable, net of unamortized discount of $205,379	332,989	184,355
Payroll taxes payable	824,125	579,400
Total current liabilities	1,501,175	1,124,995

Total liabilities	1,501,175	1,124,995

Common stock $0.001 par value; 75,000,000 shares authorized, 19,261,651and 16,757,000 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively.	19,261	16,757
Additional paid-in capital	1,277,142	348,838
Accumulated other comprehensive income	8,633	6,252
Accumulated deficit	(1,119,941)	(470,798)
Total stockholders’ equity (deficit)	185,095	(98,951)

Total liabilities and stockholders’ equity (deficit)	$1,686,270	$1,026,044

The accompanying notes are an integral part of these financial statements.

LABOR SMART, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended March 31,
	2013	2012
Revenues	$2,503,872	$1,183,716
Cost of services	2,152,476	986,484
Gross Profit	351,396	197,232

Professional fees	62,500	9,650
Stock based Compensation	250,616	—
Payroll expenses	160,076	68,565
General and administrative fees	249,167	71,577
Loss on sale of receivables	35,522	(7,147)
Total operating expenses	757,881	149,792

Other income (expenses)
Interest expense	(7,630)	(5,525)
Interest income	73	—
Financing costs	(233,746)	—
Realized loss on trading securities	(185)	—
Loss on sale of securities	(1,170)	—
Total other income (expenses)	(242,658)	(12,672)

Net income (loss) before taxes	(649,143)	34,768

Income tax expense	—	(5,172)
Net income (loss) after taxes	$(649,143)	$29,596

Other comprehensive income		—
Unrealized gain on marketable securities	2,381	—

Comprehensive income (loss)	$(646,762)	$29,596

Basic income (loss) per common stock	$(0.04)	$0.00

Basic weighted average common stock outstanding	18,029,377	16,045,000

The accompanying notes are an integral part of these financial statements.

LABOR SMART, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(649,143)	$34,768
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	250,616	—
Amortization of debt discount	233,746	—
Loss on sale of securities	1,355	—
Changes in operating assets and liabilities:
Increase in off-balance sheet receivable factoring	206,821	223,217
(Increase) in accounts receivables	(581,639)	(622,656)
Decrease (increase) in prepaid expense	6,270	(9,090)
(Increase) in other assets	(14,718)	(23,340)
Increase (decrease) in accounts payable	(844)	7,398
Increase in accrued liabilities	27,847	20,472
Increase (decrease) in accrued liabilities, related party	3,872	(1,615)
Increase in payroll taxes payable	244,725	187,534
Net cash used by operating activities	(271,092)	(183,312)

Cash flows from investing activities:
Proceeds from sale on marketable securities	92,453	—
Purchases of marketable securities	(92,453)	—
Net cash provided by investing activities	—	—

Cash flows from financing activities:
Payments on notes payable, related party	(43,000)	—
Proceeds from notes payable, related party	—	210,000
Payments on notes payable	(5,054)	—
Proceeds from convertible notes payable	270,000	—
Proceeds from stock issuance	50,000	—
Net cash provided by financing activities	271,946	210,000

Net change in cash	854	26,688

Cash, beginning of period	124,888	65,111

Cash, end of period	$125,742	$91,799

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Taxes paid	$—	$—
Non-cash interest and financing activities
Warrants issued as part of deferred finance costs	$125,445	$—
Notes converted in common stock	$268,062	$—
Shares issued for prepaid services	$236,685	$—
Financing fees included in convertible notes payable	$14,500	$—

The accompanying notes are an integral part of these financial statements

LABOR SMART, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Nature of Business

Labor Smart, Inc. (the “Company”) was incorporated in the State of Nevada on May 31, 2011. Since its inception, the Company has been engaged in organizational efforts, obtaining initial financing, and deployment of our business model. Labor Smart, Inc. provides temporary blue-collar staffing services. It supplies general laborers on demand to the light industries, including manufacturing, logistics, and warehousing, skilled trades’ people, and general laborers to commercial construction industries.

As of December 31, 2011, the Company was considered to be in the development stage as defined by ASC 915 “Development Stage Entities.” The Company has ceased to be a development stage company as it has established its temporary staffing service and planned principal operations have commenced.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Accordingly, the Company had a net loss of $649,143 for the three months ended March 31, 2013. Additionally, the operating activities of the Company used $271,092 net cash during the same three-month period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of March 31, 2013 and December 31, 2012 as follows:

	Fair Value Measurements as of March 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	03/31/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$29,450	$29,450	$0	$0
Total	$29,450	$29,450	$0	$0

	Fair Value Measurements as of December 31, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$28,424	$28,424	$0	$0
Total	$28,424	$28,424	$0	$0

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than ninety (90) days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

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

Factoring Agreement and Accounts Receivable

The Company has a month-to-month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. RIVIERA FINANCE, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, disputes, and discounts. The Company assumes the risk on accounts receivable not factored to RIVIERA FINANCE, which is shown as accounts receivable on the accompanying balance sheets.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of $0.001 par value common stock authorized. As of March 31, 2013 and December 31, 2012, the Company had 19,261,651 and 16,757,000 shares issued and outstanding, respectively.

On January 28, 2013, the Company entered into a Consultant Agreement for a term of six months for general corporate and due diligence services. As compensation, the Company agreed to issue to the consultant 300,000 shares of unrestricted common stock valued at $72,000 ($0.24 per share) in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

On January 28, 2013, the Company entered into a Consultant Agreement for a term of six months for general corporate and due diligence services. As compensation, the Company agreed to issue to the consultant 700,000 shares of unrestricted common stock valued at $168,000 ($0.24 per share) in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

On January 28, 2013, the Company entered into a Consultant Agreement for a term of six months. As compensation, the Company agreed to issue to the consultant 500,000 shares of common stock valued at $120,000 ($0.24 per share) of the Company.

On January 28, 2013, the Company entered into a Consultant Agreement for services. As compensation, the Company agreed to issue to the consultant 300,000 shares of unrestricted common stock valued at $72,000 ($0.24 per share) in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

In February 21, 2013, the Company issued 50,000 stock options to a director of the Company with an exercise price of $0.56 per share, expiring on February 21, 2018 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012. The options were measured at their fair value on February 21, 2013 using the following Black-Scholes Model Assumptions: risk free interest (0.86%); expected volatility (166%); expected life (5 years); no dividends. These options were immediately vested and exercisable, valued at $26,244 and expensed in our accompanying statement of operations.

On February 25, 2013, the Company issued warrants to purchase 202,000 shares of common stock of the Company with an exercise price of $0.40 per share and no specific term. These warrants were issued in conjunction to the Convertible Promissory Note the Company entered into on February 25, 2013.  The warrants were measured at their fair value on February 25, 2013 using the following Black-Scholes Model Assumptions: risk free interest (1.93%); expected volatility (166%); expected life (10 years); no dividends. These warrants were valued at $125,445 and are deferred and amortized in our accompanying statement of operations using the straight-line method, which approximates the effective interest method, over the term of the associated Convertible Promissory Note.

In March 14, 2013, the Company issued 50,000 stock options to a director of the Company with an exercise price of $0.62 per share, expiring on March 14, 2018 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012. The options were measured at their fair value on March 14, 2013 using the following Black-Scholes Model Assumptions: risk free interest (0.88%); expected volatility (166%); expected life (5 years); no dividends. These options were immediately vested and exercisable, valued at $29,057 and expensed in our accompanying statement of operations.

On March 20, 2013, the Company agreed to issue 100,000 shares of its common stock for cash. The shares were issued at $0.50 per share for an aggregate of $50,000.

On March 28, 2013, the Holder (Evolution Capital, LLC) of the Convertible Promissory Note originally issued on September 20, 2012, elected to convert $130,000 of principal amount for 604,651 shares of common stock of the Company valued at $268,088 ($0.44 per share) in accordance with the terms of the Note. The amount of principal balance due after the conversion is $0.

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2012	-	$ -
Granted	130,000	0.50
Forfeited or expired	-	-
Exercised	-	-
Outstanding - December 31, 2012	130,000	0.50
Granted	100,000	0.59
Forfeited or expired	-	-
Exercised	-	-
Outstanding and exercisable – March 31, 2013	230,000	$0.54

The following table summarizes information on stock options outstanding and exercisable as of March 31, 2013:

Exercise Price	Number Outstanding at March 31, 2013	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.50	130,000	5.50	$3,900
$0.56	50,000	4.90	-
$0.62	50,000	4.96	-

The following is a summary of warrants activity during March 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	300,000	0.40

Warrants granted and assumed Warrants canceled	202,000 -	0.40 0.00
Warrants expired	-	0.00
Balance, March 31, 2013	502,000	0.40

All warrants outstanding as of March 31, 2013 are exercisable.

NOTE 5 – RELATED PARTY

On January 11, 2012, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash. The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on January 11, 2013. As of March 31, 2013, $43,000 of this note has been repaid. As of April 25, 2013 the remaining note was in default with no penalty and has been restructured. See Note 10.

On January 19, 2012, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash. The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on January 19, 2013. As of April 25, 2013 this note was in default with no penalty and has been restructured. See Note 10.

On February 6, 2012, the Company issued a promissory note to the Company’s President in exchange for $25,000 in cash. The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on February 6, 2013. As of April 25, 2013 this note was in default with no penalty and has been restructured. See Note 10.

On February 20, 2012, the Company issued a promissory note to the Company’s President in exchange for $15,000 in cash. The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on February 20, 2013. As of April 25, 2013 this note was in default with no penalty and has been restructured. See Note 10.

On March 5, 2012, the Company issued a promissory note to the Company’s President in exchange for $15,000 in cash. The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on March 5, 2013. As of April 25, 2013 this note was in default with no penalty and has been restructured. See Note 10.

On March 8, 2012, the Company issued a promissory note to the Company’s President in exchange for $45,000 in cash. The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on March 8, 2013. As of April 25, 2013 this note was in default with no penalty and has been restructured. See Note 10.

On March 12, 2012, the Company issued a promissory note to the Company’s President in exchange for $10,000 in cash. The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on March 12, 2013. As of April 25, 2013 this note was in default with no penalty and has been restructured. See Note 10.

NOTE 6 – PREPAID EXPENSES

As of March 31, 2013 and December 31, 2012, the Company had prepaid expenses of $273,751 and $43,336, respectively. Prepaid expenses consist of $11,873 in prepaid lease payments, $9,606 in prepaid insurance premiums, and $252,272 in stock based prepaid services.

NOTE 7 – FACTORING AGREEMENT

The Company has a month-to-month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. Receivables are factored at a rate of eight-five (85) percent of the invoice face value on accepted accounts up to $500,000. A reserve of eight (8) percent of the invoice face value is held by RIVIERA FINANCE in case of customer disputes.

Fees charged by RIVIERA FINANCE are two (2) percent of the unpaid invoice face value for the first twenty-five (25) days after the factored date and 0.8% of the invoice face value for every ten (10) days thereafter up to a total of seven (7) percent, including the initial two (2) percent. Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The following table details the amounts of the factoring agreement as of March 31, 2013 and December 31, 2012.

	Receivables Factored	Reserve Deposit	Fees	Administrative Charges
March 31, 2013	$ 206,821	$ 34,657	$ 35,522	$ -
December 31, 2012	$ 291,708	$ 25,597	$ 126,321	$ -

The reserve deposit is included in other current assets within the balance sheets. Fees or charges billed by RIVIERA FINANCE as of March 31, 2013 and March 31, 2012 are $35,522 and $7,147, respectively.

NOTE 8 – CONVERTIBLE PROMISSORY NOTE

On January 17, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $103,500 bearing an 8% annual interest rate and maturing October 21, 2013. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 51% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 60 days of date of issue at 130% of the original principal amount plus interest, between 60 days and 120 days at 140% of the original principal amount plus interest and between 120 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received gross proceeds of $103,500, which was net of original issue discount of $99,441. At March 31, 2013, $29,453 of discount has been amortized.

On February 25, 2013, the Company entered into a Convertible Promissory Note with Evolution Capital Fund I, L.P. (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing November 25, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 52% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 140% of the original principal amount plus interest, between 121 days and 150 days at 145% of the original principal amount plus interest and between 151 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received gross proceeds of $106,000, which was net of original issue discount of $97,846. At March 31, 2013, $14,465 of discount has been amortized.

On March 4, 2013, the Company issued a Convertible Note to Vista Capital Investments, LLC (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing March 4, 2014 for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. The Company received gross proceeds of $25,000, which was net of original issue discount of $16,667. At March 31, 2013, $1,603 of discount has been amortized.

On March 6, 2013, the Company issued a Convertible Note to JMJ Financial (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing March 6, 2014 for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. The Company received gross proceeds of $50,000, which was net of original issue discount of $33,333. At March 31, 2013, $2,968 of discount has been amortized.

NOTE 9 – COMMITMENTS

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

On March 21, 2013, the Company entered into a 37 month lease agreement with Rosie III, LLC, d/b/a Elis Enterprises L.P., commencing April 1, 2013, to rent office space at 6612 B&C Blue Ridge Blvd., Raytown, Missouri. The Company is not required to pay rent in the first month of the lease. Thereafter, monthly minimum lease payments which includes common area expenses are $1,350, $1,400 and $1,450 in Year 1, Year 2 and Year 3, respectively.

The following table is a schedule of future minimum lease commitments for the Company:

Period ending December 31,	2013	$121,659
	2014	163,289
	2015	91,878
	2016	18,878
		$395,704

NOTE 10 – SUBSEQUENT EVENTS

On April 5, 2013, the Company agreed to issue 100,000 shares of its common stock for cash. The shares were issued at $0.50 per share for an aggregate of $50,000.

On April 10, 2013, the Company issued a Convertible Promissory Note to Iconic Holding, LLC (“Holder”), in the original principle amount of $115,500 bearing a 0% annual interest rate and maturing April 10, 2014 for $110,000 of consideration paid in cash and a $5,500 original issue discount. This unsecured convertible promissory note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 65% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note within 60 days of date of issue at 110% of the original principal amount plus interest, between 60 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest and 30,000 shares of common stock of the Company, Thereafter, the Note may only be repaid with the consent of the Holder.

On April 16, 2013, Company elected to prepay the Convertible Promissory Note dated January 17, 2013 with Asher Enterprises, Inc. for $146,647 in cash. The payment includes prepayment of $103,500 in original principal, a 40% prepayment penalty and outstanding accrued interest.

In April 19, 2013, the Company issued 30,000 stock options for employee compensation with an exercise price of $0.41 per share, expiring on April 19, 2018 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768. This loan is payable on demand, unsecured, and bears 0% interest per annum. This loan consolidates all previous loans issued as reported in Note 5 – Related Party.

On April 29, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $128,500 bearing an 8% annual interest rate and maturing January 31, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On May 1, 2013 the Company entered into an Asset Purchase Agreement (“Agreement”) with Qwik Staffing Solutions, Inc. (“Qwik”).  Under the terms of the Agreement, Qwik sold all of the operating assets (“Assets”) of Qwik, excluding cash and accounts receivable.  In consideration for the Assets, the Company agreed to pay $320,000 in cash.  The first $150,000 is due one day prior to the delivery and transfer of the Assets.  The remaining $170,000 is due in monthly installments by paying an amount equal to 6.5% of the monthly accounts receivable collected by operating the Orlando, Jacksonville and Tampa, Florida locations.  In the event these aggregate monthly payments total less than $170,000, after 14 months, Qwik will issue the Company a credit memo for the difference.

On May 1, 2013, the Company entered into a 24 month lease agreement with Progressive Properties LLC to rent office space at 4818 Preston Street, Louisville, Kentucky. Monthly minimum lease payments are $1,500 along with a security deposit of $1,500. The Company has the option to renew this lease for 12 additional months for monthly minimum lease payments are $1,545.

On May 3, 2013, the Company entered into a 24 month lease agreement with Alterman Properties, Inc., commencing May 6, 2013, to rent office space at 6365 Philips Highway, Jacksonville, Florida. Monthly minimum lease payments are $1,600 and $1,700 in Year 1 and Year 2, respectively along with a security deposit of $1,600. The Company has the option to renew this lease for 24 additional months for monthly minimum lease payments are $1,775 and $1,850 in Year 1 and Year 2, respectively during the renewal period.

On May 7, 2013, the Company entered into a 36 month lease agreement with Noujaim and Warren, Inc. to rent office space at 1517 North Orange Blossom Trail, Orlando, Florida. Monthly minimum lease payments are $1,500, $1,700 and $1,700 in Year 1, Year 2 and Year 3, respectively plus 6.5% sales tax.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, unless the context indicates otherwise, the terms “Labor Smart,” “Company,” “we,” “us,” and “our” refer to Labor Smart, Inc., a Delaware corporation.

Special note regarding forward–looking statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management's current expectations and belief, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements.  You are cautioned not to place undue reliance on any forward-looking statements.  These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

☐	uncertainties relating to general economic and business conditions;
☐	industry trends; changes in demand for our products and services;
☐	uncertainties relating to customer plans and commitments and the timing of orders received from customers;
☐	announcements or changes in our pricing policies or that of our competitors;
☐	unanticipated delays in the development, market acceptance or installation of our products and services;
☐	changes in government regulations; availability of management and other key personnel;
☐	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and
☐	worldwide political stability and economic growth.

Other risks and uncertainties include such factors, among others, as market acceptance and market demand for our products and services, pricing, the changing regulatory environment, the effect of our accounting policies, potential seasonality, industry trends, adequacy of our financial resources to execute our business plan, our ability to attract, retain and motivate key technical, marketing and management personnel, and other risks described from time to time in periodic and current reports we file with the United States Securities and Exchange Commission, or the “SEC.” You should consider carefully the statements under “Item 1A. Risk Factors” and other sections of this report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

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

At March 31, 2013, we were operating 8 branches located in 5 states.

Results of Operations – Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012.

Summary of Operations:

Revenue for the three months ended March 31, 2013 was $2,503,872 as compared to $1,183,716 for the three months ended March 31, 2012. An increase for the three months ended March 31, 2013 of $1,320,156 or 112%.

Cost of Services:

Cost of services was 85.97% of revenue for the three months ended March 31, 2013 and 83.34% for the three months ended March 31, 2012. Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was $2,093,967 or 83.63% and $65,217 or 2.6% of revenues, respectively for the three months ended March 31, 2013 and $950,826 or 80.33% and $31,613 or 2.67% of revenues, respectively for the three months ended March 31, 2012.

Selling, General and Administrative Expenses (SG&A):

SG&A expenses were 9.95% of revenue for the three months ended March 31, 2013 and 6.05% for the three months ended March 31, 2012.

For the three months ended March 31, 2013, of our total $757,881 in operating expenses, $62,500 is attributable to professional fees including legal, accounting, and consulting services, $250,616 in stock based compensation related to consulting fees, $160,076 to staff payroll expenses, $35,522 for loss on sale of receivables and $249,167 to General and Administrative expenses.

For the three months ended March 31, 2012, of our total $149,792 in operating expenses, $9,650 is attributable to professional fees including legal, accounting, and consulting services, $68,565 to staff payroll expenses, $7,147 in losses on the sale of receivables and $71,577 to General and Administrative expenses.

Liquidity and Capital Resources

We have funded our operations to date primarily through the sale of equity, invoice factoring, convertible notes payable and shareholder loans. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the coming months. We will require additional cash to fund our operating plan past that time. If the level of sales anticipated by our financial plan are not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We are implementing plans to reduce our costs of capital and improve our revenue. If we cannot generate adequate cash by implementing these steps, we plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in reductions in staff, operating costs, and capital expenditures.

Net cash used in operations was $271,092 during the three months ended March 31, 2013. Net cash flows used in operating activities for the three months ended March 31, 2013 mainly consisted of a net loss of $649,143 adjusted for stock based compensation of $250,616, financing fees of $233,746, an increase of our off-balance sheet receivables factoring of $206,821, by an increase of $581,639 in accounts receivable and an increase of $244,725 in payroll taxes payable.

Net cash used in operating activities totaled approximately $183,312 during the three months ended March 31, 2012. During the three months ended March 31, 2012, the cash used in operating activities was primarily driven by our trade receivables of approximately $622,656 and factored accounts receivable of $223,217.

Cash used in investing activities totaled $0 for the three months ended March 31, 2013. Net cash flows from investing activities consisted of $92,453 in the purchase of marketable securities offset by $92,453 in proceeds from the sale of marketable securities.

Net cash provided by financing activities totaled $271,946 for the three months ended March 31, 2013. Net cash flows from financing activities consisted of proceeds from convertible notes payable of $270,000, proceeds from the issuance of common stock of $50,000 offset by payments on related party notes of $43,000 and payments on financed insurance premiums of $5,054.

Cash provided by financing activities totaled $210,000 for the three months ended March 31, 2012. The proceeds were generated from shareholder loans.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans in 2013.

Assets and Liabilities:

At March 31, 2013, we had total current assets of approximately $1,686,270 and current liabilities of approximately $1,501,175. Included in current assets are trade accounts receivable of approximately $1,086,028, prepaid expenses of $273,751, and deferred financing costs of $122,029. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off, as it is probable the receivable will not be collected. We wrote down $744 in bad debt during the three months ended March 31, 2013. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:

The Company has a month-to-month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. Receivables are factored at a rate of 85% of the invoice face value on accepted accounts

Our total financing costs through this facility for the three months ended March 31, 2013 and 2012 was $35,522 and $7,147 respectively, which is reflected on our Statements of Operations as a loss on sale of receivables. As collateral for repayment of any and all obligations, we granted Riviera Finance a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off-Balance Sheet Arrangements

As of March 31, 2013, we do not have any off-balance sheet arrangements except for our factored receivables under the agreement with RIVIERA FINANCE. The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

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

As of March 31, 2013, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2013, our internal controls over financial reporting are not effective and provide no reasonable assurance of achieving their objective.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than five percent of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

ITEM 1A. RISK FACTORS

There are no material changes since the filing of the Company’s Form 10-K with the Securities and Exchange Commission on April 17, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On March 20, 2013, the Company issued 100,000 shares of its restricted common stock to an accredited investor for $0.50 per share.

On March 28, 2013, the Company issued 604,651 shares of common stock in accordance with the conversion of a convertible promissory note. The conversion was for $0.215 per share.

The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR SMART, INC.

(Registrant)

By: /s/ Ryan Schadel

Ryan Schadel

President and Chief Executive Officer

Date: May 20, 2013