Form 10-Q
period 2013-06-30
Labor Smart, Inc.
filed 2013-08-19
CIK 1522469

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54654

LABOR SMART, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-2433287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5604 Wendy Bagwell Parkway, Suite 223
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

Number of shares of issuer's common stock outstanding as of August 15, 2013 was 19,395,151.

LABOR SMART, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LABOR SMART, INC.
BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2013	2012
Assets
Current assets
Cash	$63,959	$124,888
Accounts receivable, net	1,656,210	711,210
Prepaid expense	93,378	43,336
Deferred financing costs	96,319	83,634
Marketable securities	22,027	28,424
Other assets	45,839	34,552
Total current assets	1,977,732	1,026,044

Equipment, net	9,744	-
Customer relationships, net	277,448	-
Total long-term assets	287,192	-

Total assets	$2,264,924	$1,026,044

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accounts payable	$-	$844
Accrued liabilities	157,265	125,861
Payroll taxes payable	1,403,410	579,400
Notes payable, related party	163,768	219,375
Note payable	4,969	15,160
Convertible note payable, net of unamortized discount of $398,512	883,905	184,355
Total current liabilities	2,613,317	1,124,995

Contingent liability	161,302	-

Total liabilities	2,774,619	1,124,995

Stockholders' deficit
Common stock; $0.001 par value; 75,000,000 shares authorized, 19,395,151 and 16,757,000 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	19,395	16,757
Additional paid-in capital	1,350,962	348,838
Accumulated other comprehensive income	1,481	6,252
Accumulated deficit	(1,881,533)	(470,798)
Total stockholder's deficit	(509,695)	(98,951)

Total liabilities and stockholders' deficit	$2,264,924	$1,026,044

See Accompany Notes to Financial Statements

LABOR SMART, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Revenues	$4,037,040	$1,710,324	$6,540,912	$2,894,040

Cost of sales	3,427,674	1,431,248	5,580,150	2,417,732

Gross profit	609,366	279,076	960,762	476,308

Operating expenses
Professional fees	297,056	4,210	359,556	13,860
Stock-based compensation	23,954	-	274,570	-
Payroll expenses	300,519	93,061	460,595	161,626
Loss on sale of receivables	57,838	40,222	93,360	47,369
General and administrative fees	496,738	142,408	745,904	213,985

Total operating expenses	1,176,105	279,901	1,933,985	436,840

Operating income (loss)	(566,739)	(825)	(973,223)	39,468

Other income (expenses)
Interest income	-	-	73	-
Interest and finance expense	(194,828)	(7,427)	(436,204)	(12,952)
Loss on sale of trading securities	-	-	(185)	-
Loss on sale of securities	(26)	-	(1,196)	-

Total other income (expenses)	(194,854)	(7,427)	(437,512)	(12,952)

Net income (loss)	$(761,593)	$(8,252)	$(1,410,735)	$26,516

Other comprehensive income:
Unrealized loss on marketable securities	(7,152)	(2,278)	(4,771)	(2,278)
Other comprehensive income	(7,152)	(2,278)	(4,771)	(2,278)

Comprehensive income (loss)	$(768,745)	$(10,530)	$(1,415,506)	$24,238

Basic loss per common share	$(0.04)	$(0.00)	$(0.08)	$0.00

Basic weighted average common shares outstanding	19,373,074	16,045,000	18,704,938	16,045,000

See Accompany Notes to Financial Statements

LABOR SMART, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,410,735)	$26,516
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	274,570	-
Interest and financing costs	436,204	-
Bad debt expense	957
Depreciation and amortization	17,562	-
Loss on sale of securities	1,381	-
Changes in operating assets and liabilities:
Increase in off-balance sheet receivable factoring	201,905	218,201
Increase in accounts receivables	(1,147,862)	(772,291)
Increase (decrease) in prepaid expense	142,462	(5,405)
Increase in other assets	(11,287)	(41,952)
Increase (decrease) in accounts payable	(844)	9,207
Increase in accrued liabilities	31,404	55,010
Increase in payroll taxes payable	824,010	294,020
Increase in other liabilities	-	25,790
Net cash used by operating activities	(640,273)	(190,904)

Cash flows from investing activities:
Assets aquired in asset purchase agreement	(150,000)	-
Proceeds from sale of marketable securities	92,698	(5,949)
Purchase of marketable securities	(92,453)	-
Net cash used by investing activities	(149,755)	(5,949)

Cash flows from financing activities:
Proceeds from common stock	100,000	-
Payment on convertible note payable	(103,500)	-
Proceeds from convertible notes payable	798,200	-
Payment on notes payable - related party	(55,000)	(10,000)
Proceeds from notes payable- related party	-	210,000
Payments on contingent liability	(410)	-
Payment on financed insurance	(10,191)	-
Net cash provided by financing activities	729,099	200,000

Net change in cash	(60,929)	3,147

Cash, beginning of period	124,888	65,111

Cash, end of period	$63,959	$68,258

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash interest and financing activities
Warrants issued as part of deferred finance costs	$125,445	$-
Shares issued for prepaid services	$236,685	$-
Finance costs included in covertible note value	$40,300	$-
Contingent liability associated with asset purchase	$158,490	$-

See Accompany Notes to Financial Statements

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown.  Accordingly, the Company has an accumulated deficit of $1,881,533 at June 30, 2013.  The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of June 30, 2013 and December 31, 2012 as follows:

	Fair Value Measurements as of June 30, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	06/30/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$22,027	$22,027	$0	$0
Total	$22,027	$22,027	$0	$0
Liabilities:
Contingent liability	$161,302	$0	$0	$161,302
Total	$161,302	$0	$0	$161,302

	Fair Value Measurements as of December 31, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$28,424	$28,424	$0	$0
Total	$28,424	$28,424	$0	$0
Liabilities:
Contingent liability	$0	$0	$0	$0
Total	$0	$0	$0	$0

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

Factoring Agreement and Accounts Receivable

The Company has a month-to-month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales.  RIVIERA FINANCE, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, disputes, and discounts.  The Company assumes the risk on accounts receivable not factored to RIVIERA FINANCE, which is shown as accounts receivable on the accompanying balance sheets, net of factored accounts receivable.  As of June 30, 2013 and December 31, 2012, factored accounts receivable total $201,905 and $291,708, respectively.

Equipment

Property and equipment are stated at the lower of cost or fair value.  Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

Description	Estimated Life
Office equipment and furniture	3 years

The estimated useful lives are based on the nature of the assets as well as current operating strategy and legal considerations such as contractual life. Future events, such as property expansions, property developments, new competition, or new regulations, could result in a change in the manner in which the Company uses certain assets requiring a change in the estimated useful lives of such assets.

	June 30, 2013	December 31, 2012
Office equipment and furniture	$10,630	$-
Less: accumulated depreciation	(886)	-
	$9,744	$-

Customer Relationships

Customer relationships comprise customer lists acquired from Qwik Staffing Solutions, Inc. on April 29, 2013. Customer lists are amortized on a straight-line basis over three years.

	June 30, 2013	December 31, 2012
Customer lists	$294,100	$-
Less: accumulated amortization	(16,652)	-
	$277,448	$-

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

NOTE 4 – RELATED PARTY

On January 11, 2012, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on January 11, 2013.  As of June 30, 2013, $43,000 of this note has been repaid.

On January 19, 2012, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on January 19, 2013.  This note was consolidated into the loan agreement dated April 25, 2013.

On February 6, 2012, the Company issued a promissory note to the Company’s President in exchange for $25,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on February 6, 2013.  This note was consolidated into the loan agreement dated April 25, 2013.

On February 20, 2012, the Company issued a promissory note to the Company’s President in exchange for $15,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on February 20, 2013.  This note was consolidated into the loan agreement dated April 25, 2013.

On March 5, 2012, the Company issued a promissory note to the Company’s President in exchange for $15,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on March 5, 2013.  This note was consolidated into the loan agreement dated April 25, 2013.

On March 8, 2012, the Company issued a promissory note to the Company’s President in exchange for $45,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on March 8, 2013.  This note was consolidated into the loan agreement dated April 25, 2013.

On March 12, 2012, the Company issued a promissory note to the Company’s President in exchange for $10,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on March 12, 2013.  This note was consolidated into the loan agreement dated April 25, 2013.

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768.  This loan is payable on demand, unsecured, and bears 0% interest per annum.  This loan consolidates all previous loans issued. As of June 30, 2013, $12,000 of this note has been repaid.

NOTE 5 – PREPAID EXPENSES

As of June 30, 2013 and December 31, 2012, the Company had prepaid expenses of $93,378 and $43,336, respectively.  Prepaid expenses consist of $33,223 in prepaid lease payments, $4,464 in prepaid insurance premiums, and $55,691 in stock based prepaid services.

NOTE 6 – CUSTOMER RELATIONSHIP, NET

On April 29, 2013 the Company entered into an Asset Purchase Agreement (“Agreement”) with Qwik Staffing Solutions, Inc. (“Qwik”).  Under the terms of the Agreement, Qwik sold all of the operating assets (“Assets”) of Qwik, excluding cash and accounts receivable.  In consideration for the Assets, the Company agreed to pay $320,000 in cash.  The first $150,000 is due one day prior to the delivery and transfer of the Assets.  The remaining $170,000 is due in monthly installments by paying an amount equal to 6.5% of the monthly accounts receivable collected by operating the Orlando, Jacksonville and Tampa, Florida locations.  In the event these aggregate monthly payments total less than $170,000, after 14 months, Qwik will issue the Company a credit memo for the difference.

The total purchase price for Qwik was approximately $308,490. The purchase price consisted of approximately (i) $150,000 in cash, (ii) Estimated fair value of consideration payable on collection 6.5% of the monthly accounts receivable collected by operating the Orlando, Jacksonville and Tampa, Florida locations over the next fourteen months of $158,490. The Company expected to pay total consideration of $170,000 in equal installments over 14 months.  The fair value of the consideration was estimated by discounting the monthly installments by 12% per annum.

The determination of the estimated fair value of the acquired assets and liabilities assumed required management to make significant estimates and assumptions. We determined the fair value by applying established valuation techniques, based on information that management believed to be relevant to this determination. The following table summarizes the purchase price allocation of the fair value of the assets acquired and liabilities assumed at the date of purchase:

Equipment	$10,654
Prepaid supplies	3,736
Customer relationships	294,100
Net assets acquired	$308,490

Cash	$150,000
Contingent consideration	158,490
Consideration paid	$308,490

As of June 30, 2013 and December 31, 2012, the customer list is valued at $277,448 and zero, respectively.  Amortization expense was $16,652 and zero for the six months ended June 30, 2013 and 2012, respectively.  Office equipment was valued at $9,744 and zero as of June 30, 2013 and December 31, 2012, respectively.  Depreciation expense was $886 and zero for the six months ended June 30, 2013 and 2012, respectively.

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

Fees charged by RIVIERA FINANCE are two (2) percent of the unpaid invoice face value for the first twenty-five (25) days after the factored date and 0.8% of the invoice face value for every ten (10) days thereafter up to a total of seven (7) percent, including the initial two (2) percent.  Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.  The following table details the amounts of the factoring agreement as of June 30, 2013 and December 31, 2012.

	Receivables Factored	Reserve Deposit	Fees	Administrative Charges
June 30, 2013	$201,905	$36,693	$93,360	$-
December 31, 2012	$291,708	$5,597	$126,321	$-

The reserve deposit is included in other current assets within the balance sheets and receivables factored are netted against accounts receivable.  Fees or charges billed by RIVIERA FINANCE as of June 30, 2013 and 2012 are $93,360 and $0, respectively.

NOTE 8– CONVERTIBLE PROMISSORY NOTES

On January 17, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $103,500 bearing an 8% annual interest rate and maturing October 21, 2013. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 51% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date.  The Company may repay the convertible promissory note if repaid within 60 days of date of issue at 130% of the original principal amount plus interest, between 60 days and 120 days at 140% of the original principal amount plus interest and between 120 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $100,000, which was net of original issue discount of $99,441. On April 16, 2013, Company elected to prepay the Convertible Promissory Note dated January 17, 2013 with Asher Enterprises, Inc. for $146,647 in cash. The payment includes prepayment of $103,500 in original principal, a 40% prepayment penalty and outstanding accrued interest.

On February 25, 2013, the Company entered into a Convertible Promissory Note with Evolution Capital Fund I, L.P. (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing November 25, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 52% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date.  The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 140% of the original principal amount plus interest, between 121 days and 150 days at 145% of the original principal amount plus interest and between 151 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $101,000, which was net of original issue discount of $97,846. At June 30, 2013, $53,178 of discount has been amortized.

On March 4, 2013, the Company issued a Convertible Note to Vista Capital Investments, LLC (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing one year for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.  The Company received gross proceeds of $25,000, which was net of original issue discount of $16,667. At June 30, 2013, $7,004 of discount has been amortized.

On March 6, 2013, the Company issued a Convertible Note to JMJ Financial (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing in one year for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.  On March 6, 2013, the Company received gross proceeds of $50,000 in the first tranche, which was net of original issue discount of $33,333. At June 30, 2013, $13,771 of discount has been amortized on the first tranche. On June 27, 2013, the Company received the second tranche of $50,000 in cash, which was net of original issue discount of $33,333. At June 30, 2013, $356 of discount has been amortized on the second tranche.

On April 10, 2013, the Company issued a Convertible Promissory Note to Iconic Holding, LLC (“Holder”), in the original principle amount of $115,500 bearing a 0% annual interest rate and maturing April 10, 2014 for $101,200 of consideration paid in cash, $8,800 in issuer expenses and a $5,500 original issue discount. This unsecured convertible promissory note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 65% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note within 60 days of date of issue at 110% of the original principal amount plus interest, between 60 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest and 30,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder. The Company received cash proceeds of $101,200, which was net of original issue discount of $62,192. At June 30, 2013, $15,773 of discount has been amortized.

On April 29, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $128,500 bearing an 8% annual interest rate and maturing January 31, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received gross proceeds of $125,000, which was net of original issue discount of $93,052. At June 30, 2013, $23,839 of discount has been amortized.

On May 17, 2013, the Company entered into a Convertible Promissory Note with Redwood Fund II, LLC (“Holder”) in the original principle amount of $101,000 bearing a 10% annual interest rate and maturing November 17, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 58% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company received cash proceeds of $101,000, which was net of original issue discount of $73,138. At June 30, 2013, $19,589 of discount has been amortized.

On May 20, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $53,000 bearing an 8% annual interest rate and maturing February 20, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $50,000, which was net of original issue discount of $38,379. At June 30, 2013, $6,522 of discount has been amortized.

On June 4, 2013, the Company entered into a Convertible Promissory Note with Evolution Capital Fund I, L.P. (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing March 4, 2014. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date.  The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 140% of the original principal amount plus interest, between 121 days and 150 days at 145% of the original principal amount plus interest and between 151 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of 101,000, which was net of original issue discount of $76,759. At June 30, 2013, $8,873 of discount has been amortized.

NOTE 9 – CONTINGENT LIABILITY

The Company has a contingent liability related to Asset Acquisition Agreement with Qwik Staffing Solutions, Inc. on April 29, 2013. The obligation is due in monthly installments by paying an amount equal to 6.5% of the monthly accounts receivable collected by operating the Orlando, Jacksonville and Tampa, Florida locations.  The total payments are not to exceed $170,000.  The fair value of the obligation is determined by estimating discounting monthly installments at an interest rate of 12% per annum.

Opening balance at April 29, 2013	$158,490
Payments	(410)
Interest	3,222
Closing balance at June 30, 2013	$161,302

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of $0.001 par value common stock authorized. As of June 30, 2013 and December 31, 2012, the Company had 19,395,151 and 16,757,000 shares issued and outstanding, respectively.

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

In April 19, 2013, the Company issued 30,000 stock options for employee compensation with an exercise price of $0.41 per share, expiring on April 19, 2018 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.  The options were measured at their fair value on April 19, 2013 using the following Black-Scholes Model Assumptions: risk free interest (0.72%); expected volatility (167%); expected life (5 years); no dividends. These options were immediately vested and exercisable, valued at $11,559 and expensed in our accompanying statement of operations.

On May 24, 2013, the Company issued 33,500 of shares of common stock to employees for services rendered by them for an aggregate fair value of $12,395 ($0.37 per share) based on the quoted market price of the shares at time of issuance in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2012	-	$-
Granted	130,000	0.50
Forfeited or expired	-	-
Exercised	-	-
Outstanding - December 31, 2012	130,000	0.50
Granted	130,000	0.55
Forfeited or expired	-	-
Exercised	-	-
Outstanding and exercisable – June 30, 2013	260,000	$0.52

The following table summarizes information on stock options outstanding and exercisable as of June 30, 2013:

Exercise Price	Number Outstanding at June 30, 2013	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.41	30,000	4.81	-
$0.50	130,000	5.25	-
$0.56	50,000	4.65	-
$0.62	50,000	4.71	-

The following is a summary of warrants activity during June 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	300,000	0.40

Warrants granted and assumed Warrants canceled	202,000 -	0.40 0.00
Warrants expired	-	0.00
Balance, June 30, 2013	502,000	0.40

All warrants outstanding as of June 30, 2013 are exercisable.

NOTE 10 – COMMITMENTS

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

On May 1, 2013, the Company entered into a 12 month lease agreement with Steven C. Cheeseman to rent office space at 14601 North Nebraska Ave., Tampa, Florida. Monthly minimum lease payments are $1,200.

On May 1, 2013, the Company entered into a 12 month lease agreement with Progressive Properties LLC to rent office space at 4818 Preston Street, Louisville, Kentucky. Monthly minimum lease payments are $1,500 along with a security deposit of $1,500. The Company has the option to renew this lease for 12 additional months for monthly minimum lease payments are $1,545.

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

On May 29, 2013, the Company entered into a 36 month lease agreement with Terry Clyne, commencing June 1, 2013, to rent office space at 571 Murfreesboro Road, Nashville, Tennessee. Monthly minimum lease payments are $0 June 1, 2013 through August 31, 2013, $950 for September 2013 and $1,900 from October 1, 2013 through May 31, 2016.

On April 15, 2013, the Company entered into a 60 month lease agreement with Gary T. Anderberg & Sharon D. Anderberg Family Trust Dated March 30th 1999, commencing July 1, 2013, to rent office space at 3945 N High School Road, Indianapolis, Indianna. Monthly minimum lease payments are $425 for July 2013, $850 for August 1, 2013 through June 30, 2015, $876 for July 1, 2015 through June 30, 2016, $902 for July 1, 2016 through June 30, 2017 and $929 for July 1, 2017 through June 30, 2018.

The following table is a schedule of future minimum lease commitments for the Company:

Period ending December 31,	2013	$98,681
	2014	203,489
	2015	125,031
	2016	39,042
	2017	6,339
	2018	5,573
		$478,155

NOTE 11 – SUBSEQUENT EVENTS

On July 11, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $63,000 bearing an 8% annual interest rate and maturing April 14, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”).  Under the terms of the Purchase and Sale Agreement, Transfac shall have the right, but not the obligation, to purchase up to Two Million Dollars ($2,000,000) worth of accounts receivable (the “Maximum Advances”) of the Company.  For each account receivable purchased, Transfac shall advance seventy percent (70%) of the face value of the account and the balance after receipt of full payment on the account.  As consideration, the Company shall pay Transfac two percent (2%) of the average monthly balance of the outstanding accounts purchased, with a minimum of one half of one percent (0.5%) of the Maximum Advances per month, as long as long as the Purchase and Sale Agreement remains in effect.

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

At June 30, 2013, we were operating 14 branches located in 9 states.

Results of Operations – Three Months Ended June 30, 2013 as Compared to Three Months Ended June 30, 2012.

Summary of Operations:

Revenue for the three months ended June 30, 2013 was $4,037,040 as compared to $1,710,324 for the three months ended June 30, 2012.  An increase for the three months ended June 30, 2013 of $2,326,716 or 136%.

Cost of Services:

Cost of services was 84.91% of revenue for the three months ended June 30, 2013 and 83.68% for the three months ended June 30, 2012.  Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was $3,311,592 or 82.0% and $116,082 or 2.9% of revenues, respectively for the three months ended June 30, 2013 and $1,370,555 or 80.13% and $60,693 or 3.55% of revenues, respectively for the three months ended June 30, 2012.

Selling, General and Administrative Expenses (SG&A):

SG&A expenses were 12.3% of revenue for the three months ended June 30, 2013 and 8.33% for the three months ended June 30, 2012.

For the three months ended June 30, 2013, of our total $1,176,105 in operating expenses, $297,056 is attributable to professional fees including legal, accounting, and consulting services, $23,954 in stock based compensation related to consulting fees, $300,519 to staff payroll expenses, $57,838 for loss on sale of receivables and $496,738 to General and Administrative expenses.

For the three months ended June 30, 2012, of our total $279,901 in operating expenses, $4,210 is attributable to professional fees including legal, accounting, and consulting services, $93,061 to staff payroll expenses, $40,222 in losses on the sale of receivables and $142,408 to General and Administrative expenses.

Results of Operations – Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012.

Summary of Operations:

Revenue for the six months ended June 30, 2013 was $6,540,912 as compared to $2,894,040 for the six months ended June 30, 2012.  An increase for the six months ended June 30, 2013 of $3,646,872 or 126.0%.

Cost of Services:

Cost of services was 85.31% of revenue for the six months ended June 30, 2013 and 83,54% for the six months ended June 30, 2012.  Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was $5,398,851 or 82.5% and $181,299 or 2.8% of revenues, respectively for the six months ended June 30, 2013 and $2,325,426 or 80.35% and $92,306 or 3.19% of revenues, respectively for the six months ended June 30, 2012.

Selling, General and Administrative Expenses (SG&A):

SG&A expenses were 11.40% of revenue for the six months ended June 30, 2013 and 7.39% for the six months ended June 30, 2012.

For the six months ended June 30, 2013, of our total $1,933,986 in operating expenses, $359,556 is attributable to professional fees including legal, accounting, and consulting services, $274,570 in stock based compensation related to consulting fees, $460,595 to staff payroll expenses, $93,360 for loss on sale of receivables and $745,905 to General and Administrative expenses.

For the six months ended June 30, 2012, of our total $436,840 in operating expenses, $13,860 is attributable to professional fees including legal, accounting, and consulting services, $161,626 to staff payroll expenses, $47,369 in losses on the sale of receivables and $213,985 to General and Administrative expenses.

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

Net cash used in operations was $640,273 during the six months ended June 30, 2013.  Net cash flows used in operating activities for the six months ended June 30, 2013 mainly consisted of a net loss of $1,410,735 adjusted for stock based compensation of $274,570, interest and financing fees of $436,204, an increase of our off-balance sheet receivables factoring of $201,905, off set by an increase of $1,147,862 in accounts receivable and an increase of $824,010 in payroll taxes payable.

Net cash used in operating activities totaled approximately $190,904 during the six months ended June 30, 2012. During the six months ended June 30, 2012, the cash used in operating activities was primarily driven by our trade receivables of approximately $772,291, off set by factored accounts receivable of $218,201 and an increase in payroll taxes payable of $294,020.

Cash used in investing activities totaled $149,755 for the six months ended June 30, 2013.  Net cash flows from investing activities consisted of $150,000 paid towards the asset purchase agreement and $92,453 in the purchase of marketable securities offset by $92,453 in proceeds from the sale of marketable securities and.

Net cash provided by financing activities totaled $729,099 for the six months ended June 30, 2013.  Net cash flows from financing activities consisted of proceeds from convertible notes payable of $798,200, proceeds from the issuance of common stock of $100,000 offset by payments on a convertible note payable of $103,500, payments on related party notes of $55,000, payments towards a contingent liability of $410, and payments on financed insurance premiums of $10,191.

Cash provided by financing activities totaled $200,000 for the six months ended June 30, 2012.   The proceeds were generated from shareholder loans of $210,000 off set by repayments of $10,000.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans in 2013.

Assets and Liabilities:

At June 30, 2013, we had total current assets of approximately $1,977,732 and current liabilities of approximately $2,613,317.  Included in current assets are trade accounts receivable of approximately $1,656,210, prepaid expenses of $93,378, and deferred financing costs of $96,319.  Accounts receivable are recorded at the invoiced amounts.  We regularly review our accounts receivable for collectability.  We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days.  Most balances over 120 days past due are written off, as it is probable the receivable will not be collected.  We wrote down $957 in bad debt included in S,G,&A during the six months ended June 30, 2013.  As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable.  As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:

The Company has a month-to-month financing agreement with RIVIERA FINANCE that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. Receivables are factored at a rate of 85% of the invoice face value on accepted accounts

Our total financing costs through this facility for the six months ended June 30, 2013 and 2012 was $93,360 and $47,369, respectively, which is reflected on our Statements of Operations as a loss on sale of receivables.  As collateral for repayment of any and all obligations, we granted Riviera Finance a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off-Balance Sheet Arrangements

As of June 30, 2013, we do not have any off-balance sheet arrangements except for our factored receivables under the agreement with RIVIERA FINANCE. The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

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

As of June 30, 2013, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2013, our internal controls over financial reporting are not effective and provide no reasonable assurance of achieving their objective.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 30, 2013.

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

LABOR SMART, INC.
(Registrant)

Date	By:	/s/ Ryan Schadel
Ryan Schadel
President and Chief Executive Officer

Date: August 19, 2013