Form 10-Q
period 2013-09-30
Labor Smart, Inc.
filed 2013-11-18
CIK 1522469

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of issuer's common stock outstanding as of November 12, 2013 was 20,467,306.

LABOR SMART, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LABOR SMART, INC.
BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2013	2012
Assets
Current assets
Cash	$237,736	$124,888
Accounts receivable, net	1,618,277	711,210
Prepaid expense	31,903	43,336
Deferred financing costs	34,734	83,634
Marketable securities	7,839	28,424
Other assets	5,129	34,552
Total current assets	1,935,618	1,026,044

Equipment, net	9,868	-
Customer relationships, net	252,738	-
Total long-term assets	262,606	-

Total assets	$2,198,224	$1,026,044

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable	$-	$844
Accrued liabilities	156,999	125,861
Payroll taxes payable	1,427,042	579,400
Notes payable, related party	88,806	219,375
Note payable	1,600	15,160
Convertible note payable, net of unamortized discount of $503,086	1,205,794	184,355
Convertible note payable derivative liability	50,010	-
Total current liabilities	2,930,251	1,124,995

Contingent liability	128,367	-
Total liabilities	3,058,618	1,124,995

Stockholders' deficit

Common stock; $0.001 par value; 75,000,000 shares authorized,
19,806,259 and 16,757,000 issued and outstanding as of
September 30, 2013 and December 31, 2012, respectively.	19,806	16,757
Additional paid-in capital	1,417,467	348,838
Accumulated other comprehensive income	2,880	6,252
Accumulated deficit	(2,300,547)	(470,798)
Total stockholder's deficit	(860,394)	(98,951)
Total liabilities and stockholders' deficit
	$2,198,224	$1,026,044

LABOR SMART, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Revenues	$5,345,172	$2,152,243	$11,886,084	$5,046,283

Cost of sales	4,435,363	1,776,081	10,015,513	4,193,813

Gross profit	909,809	376,162	1,870,571	852,470

Operating expenses
Professional fees	57,045	87,104	220,933	100,964
Stock-based compensation - consulting services	69,483	-	539,721	-
Payroll expenses	388,385	184,081	848,980	345,707
Loss on sale of receivables	32,242	-	125,602	-
General and administrative fees	529,440	169,326	1,275,344	383,311

Total operating expenses	1,076,595	440,511	3,010,580	829,982

Operating income (loss)	(166,786)	(64,349)	(1,140,009)	22,488

Other income (expenses)
Interest income	-	-	73	-
Interest and finance expense	(272,437)	(18,489)	(708,641)	(31,441)
Gain on change in fair value in derivative
liability	15,912	-	15,912	-
Gain (loss) on sale of securities	4,297	(51,751)	2,916	(99,120)

Total other income (expenses)	(252,228)	(70,240)	(689,740)	(130,561)

Net loss	(419,014)	(134,589)	(1,829,749)	(108,073)

Other comprehensive income:
Unrealized gain on marketable securities	1,399	2,989	3,372	711
Other comprehensive income	1,399	2,989	3,372	711

Comprehensive loss	$(417,615)	$(131,600)	$(1,833,121)	$(107,362)

Basic loss per common share	$(0.02)	$(0.01)	$(0.10)	$(0.01)

Basic weighted average common shares outstanding	19,436,806	16,328,424	18,951,574	16,140,164

LABOR SMART, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,829,749)	$(108,073)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	539,721	56,501
Interest and financing costs	660,088	7,051
Depreciation and amortization	43,336	-
Gain on sale of securities	(2,916)	-
Gain on change in fair value of derivative liability	(15,912)	-
Changes in operating assets and liabilities:
Increase in off-balance sheet receivable factoring	570,771	311,875
Increase in accounts receivables	(1,477,838)	(1,014,070)
Increase (decrease) in prepaid expense	495	9,842
Increase in other assets	29,423	(41,717)
Increase (decrease) in accounts payable	(844)	17,158
Increase in accrued liabilities	31,138	120,434
Increase in payroll taxes payable	847,642	355,181
Increase in other liabilities	-	26,658
Net cash used in operating activities	(604,645)	(259,160)

Cash flows from investing activities:
Assets acquired in asset purchase agreement	(150,000)	-
Purchase of fixed assets	(1,188)	-
Proceeds from sale of marketable securities	986,825	-
Purchase of marketable securities	(966,696)	(5,951)
Net cash used in investing activities	(131,059)	(5,951)

Cash flows from financing activities:
Proceeds from common stock	100,000	-
Payment on convertible note payable	(103,500)	-
Proceeds from convertible notes payable	1,033,200	50,000
Payment on notes payable - related party	(129,962)	(60,000)
Proceeds from notes payable- related party	-	210,000
Payments on contingent liability	(37,626)	-
Payment on financed insurance	(13,560)	-
Net cash provided by financing activities	848,552	200,000

Net change in cash	112,848	(65,111)

Cash, beginning of period	124,888	65,111

Cash, end of period	$237,736	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash interest and financing activities
Warrants issued as part of deferred finance costs	$57,359	$-
Shares issued for prepaid services	$389,272	$-
Finance costs included in convertible note value	$65,800	$-
Contingent liability associated with asset purchase	$158,490	$-

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company requires capital for its contemplated operational and marketing activities.  The Company’s ability to raise additional capital through the future issuances of common stock is unknown.  Accordingly, the Company has an accumulated deficit of $2,300,547 at September 30, 2013.  The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of September 30, 2013 and December 31, 2012 as follows:

	Fair Value Measurements as of September 30, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	06/30/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$7,839	$7,839	$0	$0
Total	$7,839	$7,839	$0	$0
Liabilities:
Contingent liability	$128,367	$0	$0	$128,367
Total	$128,367	$0	$0	$128,367

	Fair Value Measurements as of December 31, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$28,424	$28,424	$0	$0
Total	$28,424	$28,424	$0	$0
Liabilities:
Contingent liability	$0	$0	$0	$0
Total	$0	$0	$0	$0

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

Factoring Agreement and Accounts Receivable

The Company had month-to-month financing agreements with Riviera Finance LLC which was terminated on July 24, 2013 and Transfac Capital, Inc. which commenced on July 31, 2013 that included a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales.  Riviera Finance LLC and Transfac Capital, Inc., based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, disputes, and discounts.  The Company assumes the risk on accounts receivable not factored to Riviera Finance LLC and Transfac Capital, Inc., which is shown as accounts receivable on the accompanying balance sheets, net of factored accounts receivable.  As of September 30, 2013 and December 31, 2012, factored accounts receivable total $772,676 and $291,708, respectively.

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

	September 30, 2013	December 31, 2012
Office equipment and furniture	$11,841	$-
Less: accumulated depreciation	(1,973)	-
	$9,868	$-

Customer Relationships

Customer relationships comprise customer lists acquired from Qwik Staffing Solutions, Inc. on April 29, 2013. Customer lists are amortized on a straight-line basis over three years.

	September 30, 2013	December 31, 2012
Customer lists	$294,100	$-
Less: accumulated amortization	(41,362)	-
	$252,738	$-

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

NOTE 4 – RELATED PARTY

On January 11, 2012, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash.  The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on January 11, 2013.  As of September 30, 2013, $43,000 of this note has been repaid.

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

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768.  This loan is payable on demand, unsecured, and bears 0% interest per annum.  This loan consolidates all previous loans issued. As of September 30, 2013, $86,962 of this note has been repaid. leaving an unpaid balance of $88,806.

NOTE 5 – PREPAID EXPENSES

As of September 30, 2013 and December 31, 2012, the Company had prepaid expenses of $31,903 and $43,336, respectively.  Prepaid expenses at September 30, 2013 comprises prepaid lease payments.

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

As of September 30, 2013 and December 31, 2012, the customer list is valued at $252,738 and $0, respectively.  Amortization expense was $41,362 and $0 for the nine months ended September 30, 2013 and 2012, respectively.  Office equipment was recorded at $11,841 and $0 as of September 30, 2013 and December 31, 2012, respectively.  Depreciation expense was $1,973 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 7 – FACTORING AGREEMENT

On July 24, 2013, the Company terminated a month-to-month financing agreement with Riviera Finance LLC (“Riviera”) that included a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales.  Receivables were factored at a rate of eight-five (85) percent of the invoice face value on accepted accounts up to $500,000.  A reserve of eight (8) percent of the invoice face value is held by Riviera in case of customer disputes.
Fees charged by Riviera are two (2) percent of the unpaid invoice face value for the first twenty-five (25) days after the factored date and 0.8% of the invoice face value for every ten (10) days thereafter up to a total of seven (7) percent, including the initial two (2) percent.  Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.  The following table details the amounts of the factoring agreement with Riviera as of September 30, 2013 and December 31, 2012.

	Receivables Factored	Reserve Deposit	Fees	Administrative Charges
September 30, 2013	$0	$0	$95,938	$0
December 31, 2012	$291,708	$5,597	$126,321	$0

The reserve deposit is included in other current assets within the balance sheets and receivables factored are netted against accounts receivable.  Fees or charges billed by Riviera Finance as of September 30, 2013 and 2012 are $93,360 and $0, respectively.

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”).  Under the terms of the Purchase and Sale Agreement, Transfac shall have the right, but not the obligation, to purchase up to Two Million Dollars ($2,000,000) worth of accounts receivable (the “Maximum Advances”) of the Company.  For each account receivable purchased, Transfac shall advance seventy percent (70%) of the face value of the account and the balance after receipt of full payment on the account.  As consideration, the Company shall pay Transfac two percent (2%) of the average monthly balance of the outstanding accounts purchased, with a minimum of one half of one percent (0.5%) of the Maximum Advances per month, as long as long as the Purchase and Sale Agreement remains in effect. .  The following table details the amounts of the factoring agreement with Transfac as of September 30, 2013 and December 31, 2012.

	Receivables Factored	Reserve Deposit	Fees	Administrative Charges
September 30, 2013	$772,676	$0	$29,664	$0
December 31, 2012	$0	$0	$0	$0

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

On February 25, 2013, the Company entered into a Convertible Promissory Note with Evolution Capital Fund I, L.P. (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing November 25, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 52% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date.  The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 140% of the original principal amount plus interest, between 121 days and 150 days at 145% of the original principal amount plus interest and between 151 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $101,000, which was net of original issue discount of $97,846. On September 28, 2013, the Holder converted 221,108 shares of common stock of the Company for $33,035 and $2,965 in principal and interest, respectively. At September 30, 2013, $69,240 of discount on the remaining convertible note has been amortized.

On March 4, 2013, the Company issued a Convertible Note to Vista Capital Investments, LLC (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing one year for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. The Company received gross proceeds of $25,000, which was net of original issue discount of $16,667. On September 5, 2013, the Holder converted 50,000 shares of common stock of the Company for $7,071 and $849 in principal and interest, respectively. At September 30, 2013, $8,940 of discount on the remaining convertible note has been amortized.

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

i)
On March 6, 2013, the Company received gross proceeds of $50,000 in the first tranche, which was net of original issue discount of $33,333. On September 9 and 19, 2013, the Holder converted a total of 140,000 shares of common stock of the Company for $19,320 and $2,318 in principal and interest, respectively. At September 30, 2013, $17,621 of discount has been amortized on the remaining first tranche.

ii)
On June 27, 2013, the Company received the second tranche of $50,000 in cash, which was net of original issue discount of $33,333. At September 30, 2013, $12,688 of discount has been amortized on the second tranche.

iii)
On September 27, 2013, the Company received the third tranche of $50,000 in cash, which was net of original issue discount of $55,000. At September 30, 2013, $400 of discount has been amortized on the second tranche.

On April 10, 2013, the Company issued a Convertible Promissory Note to Iconic Holding, LLC (“Holder”), in the original principle amount of $115,500 bearing a 0% annual interest rate and maturing April 10, 2014 for $101,200 of consideration paid in cash, $8,800 in issuer expenses and a $5,500 original issue discount. This unsecured convertible promissory note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 65% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note within 60 days of date of issue at 110% of the original principal amount plus interest, between 60 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest and 30,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder. The Company received cash proceeds of $101,200, which was net of original issue discount of $62,192. At September 30, 2013, $33,688 of discount has been amortized.

On April 29, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $128,500 bearing an 8% annual interest rate and maturing January 31, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received gross proceeds of $125,000, which was net of original issue discount of $93,052. At September 30, 2013, $59,211 of discount has been amortized.

On May 17, 2013, the Company entered into a Convertible Promissory Note with Redwood Fund II, LLC (“Holder”) in the original principle amount of $101,000 bearing a 10% annual interest rate and maturing November 17, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 58% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company received cash proceeds of $101,000, which was net of original issue discount of $73,138. At September 30, 2013, $60,547 of discount has been amortized.

On May 20, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $53,000 bearing an 8% annual interest rate and maturing February 20, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $50,000, which was net of original issue discount of $38,379. At September 30, 2013, $21,158 of discount has been amortized.

On June 4, 2013, the Company entered into a Convertible Promissory Note with Evolution Capital Fund I, L.P. (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing March 4, 2014. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date.  The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 140% of the original principal amount plus interest, between 121 days and 150 days at 145% of the original principal amount plus interest and between 151 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $101,000, which was net of original issue discount of $76,759. At September 30, 2013, $40,268 of discount has been amortized.

On July 11, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $63,000 bearing an 8% annual interest rate and maturing April 15, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $60,000, which was net of original issue discount of $55,239. At September 30, 2013, $15,221 of discount has been amortized.

On September 16, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Willow Creek Capital Group, LLC (“Holder”) in the original principle amount of $130,000 bearing a 12% annual interest rate and maturing July 16, 2014.  At the option of the Holder:

i)
The Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date, or

ii)
All principal, costs, charges and interest amounts outstanding may be exchanged for shares of the Company’s common stock at the Conversion Price of $0.34 per share. The Conversion Price is subject to an anti-dilution adjustment in the event the Company at any time, while the Notes are outstanding, issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.34 a share.

The Company may repay the convertible promissory note at 135% of the original principal amount plus interest. The Company received cash proceeds of $125,000, which was net of original issue discount of $121,466 and convertible note payable derivative liability of $65,723. At September 30, 2013, $8,428 of discount has been amortized.

NOTE 9 – CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY

The Convertible Promissory Note with Willow Creek Capital Group, LLC are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.34 a share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s convertible promissory note derivative liability has been measured at fair value at September 16, 2013 and September 30, 2013 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	September 16, 2013	September 30, 2013
Closing share price	$0.34	$0.289
Conversion price	$0.34	$0.34
Risk free rate	0.10%	0.10%
Expected volatility	150%	150%
Dividend yield	0%	0%
Expected life	10 months	10 months

The fair value of the convertible note payable derivative liability is $50,010 at September 30, 2013. The decrease in the fair value of the convertible note payable derivative liability of $15,912 is recorded as a gain in the unaudited consolidated condensed statement of operations for the three months ended September 30, 2013.

NOTE 10 – CONTINGENT LIABILITY

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

Opening balance at April 29, 2013	$158,490
Payments	(37,626)
Interest	7,503
Closing balance at September 30, 2013	$128,367

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of $0.001 par value common stock authorized. As of September 30, 2013 and December 31, 2012, the Company had 19,806,259 and 16,757,000 shares issued and outstanding, respectively.

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

On February 25, 2013, the Company issued warrants to purchase 202,000 shares of common stock of the Company with an exercise price of $0.40 per share and no specific term. These warrants were issued in conjunction to the Convertible Promissory Note the Company entered into on February 25, 2013.  The warrants were measured at their fair value on February 25, 2013 using the following Black-Scholes Model Assumptions: risk free interest (1.93%); expected volatility (166%); expected life (10 years); no dividends. These warrants were valued at their relative fair value of $57,359, recorded as a discount to convertible note payable and are deferred and amortized in our accompanying statement of operations using the straight-line method, which approximates the effective interest method, over the term of the associated Convertible Promissory Note.

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

On September 5, 2013, Vista Capital Investments, LLC elected to convert 50,000 shares of common stock with an aggregate fair value of $17,500 ($0.35 per share) based on the quoted market price of the shares at time of issuance for $7,920 for principal and interest and $9,580 for debt discount.
On September 9, 2013, JMJ Financial elected to convert 60,000 shares of common stock with an aggregate fair value of $21,000 ($0.35 per share) based on the quoted market price of the shares at time of issuance for $9,504 for principal and interest and $11,496 for debt discount.

On September 19, 2013, JMJ Financial elected to convert 80,000 shares of common stock with an aggregate fair value of $20,800 ($0.26 per share) based on the quoted market price of the shares at time of issuance for $12,134 for principal and interest and $8,666 for debt discount.

In September 24, 2013, the Company issued 50,000 stock options for employee compensation with an exercise price of $0.295 per share, expiring on September 24, 2018 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.  The options were measured at their fair value on September 24, 2013 using the following Black-Scholes Model Assumptions: risk free interest (0.72%); expected volatility (164%); expected life (5 years); no dividends. These options were immediately vested and exercisable, valued at $13,792 and expensed in our accompanying statement of operations.

On September 28, 2013, Evolution Capital LLC elected to convert 221,108 shares of common stock with an aggregate fair value of $61,910 ($0.28 per share) based on the quoted market price of the shares at time of issuance for $36,000 for principal and interest and $25,910 for debt discount.

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2012	-	$-
Granted	130,000	0.50
Forfeited or expired	-	-
Exercised	-	-
Outstanding - December 31, 2012	130,000	0.50
Granted	180,000	0.48
Forfeited or expired	-	-
Exercised	-	-
Outstanding and exercisable – September 30, 2013	310,000	$0.49

The following table summarizes information on stock options outstanding and exercisable as of September 30, 2013:

Exercise Price	Number Outstanding at September 30, 2013	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.295	50,000	4.99
$0.41	30,000	4.55	-
$0.50	130,000	5.00	-
$0.56	50,000	4.40	-
$0.62	50,000	4.45	-

The following is a summary of warrants activity during September 30, 2013:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	300,000	0.40
Warrants granted and assumed	202,000	0.40
Warrants canceled	-	0.00
Warrants expired	-	0.00
Balance, September 30, 2013	502,000	0.40

All warrants outstanding as of September 30, 2013 are exercisable.

NOTE 12 – COMMITMENTS

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

On April 15, 2013, the Company entered into a 60 month lease agreement with Gary T. Anderberg & Sharon D. Anderberg Family Trust Dated March 30th 1999, commencing July 1, 2013, to rent office space at 3945 N High School Road, Indianapolis, Indiana. Monthly minimum lease payments are $425 for July 2013, $850 for August 1, 2013 through June 30, 2015, $876 for July 1, 2015 through June 30, 2016, $902 for July 1, 2016 through June 30, 2017 and $929 for July 1, 2017 through June 30, 2018.

On September 5, 2013, the Company entered into a 37 month lease agreement with Sarah T. Knott & Macon T. Newby, commencing September 6, 2013, to rent office space at 207 Oberlin Road, Raleigh, North Carolina. Monthly minimum lease payments are $2,650 for September 6, 2013 through September 30, 2014, $2,730 for October 1, 2014 through September 30, 2015, $2,811 and for October 1, 2015 through September 30, 2016.

The following table is a schedule of future minimum lease commitments for the Company:

Period ending December 31,	2013	$59,253
	2014	235,609
	2015	158,115
	2016	61,530
	2017	6,339
	2018	5,573
		$526,419

NOTE 13 – SUBSEQUENT EVENTS

On October 1, 2013, the Company entered into a 60 month lease agreement with NG BIM Colony Plaza, LLC, commencing October 1, 2013, to rent office space at 2115 Windsor Spring Road, Augusta Georgia. Monthly minimum lease payments are $1,200 for October 1, 2013 through December 31, 2014, $1,250 for January 1, 2015 through December 31, 2015, $1,300 for January 1, 2016 through December 31, 2016, $1,350 for January 1, 2017 through December 31, 2017 and $1,400 for January 1, 2018 through September 30, 2018,

On October 7, 2013, the Company settled in full the Convertible Promissory Note issued to Iconic Holding, LLC issued on April 10, 2013, in the original principle amount of $115,500 bearing a 0% annual interest rate and maturing April 10, 2014 for $149,500 in cash and 30,000 shares of common stock of the Company in accordance with the original terms of the Note.

On October 7, 2013, JMJ Financial elected to convert 75,000 shares of common stock to convert $11,250 principal amount of a Convertible Promissory Note.

On October 8, 2013, Vita Capital Investments, LLC elected to convert 50,000 shares of common stock to convert $7,500 principal amount of a Convertible Promissory Note.

In October 9, 2013, the Company issued 2,195,977 stock options for employee compensation with an exercise price of $0.05 per share, expiring on October 8, 2018 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012. These options vest as follows: 25% October 9, 2016, 35% on October 9, 2017 and 40% on October 9, 2018.

In October 28, 2013, the Company issued 1,500,000 stock options for employee compensation with an exercise price of $0.30 per share, expiring on April 28, 2015 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012.

On October 18, 2013, JMJ Financial elected to convert 100,000 shares of common stock to convert $13,128 principal amount of a Convertible Promissory Note.

On October 24, 2013, Vita Capital Investments, LLC elected to convert 60,000 shares of common stock to convert $7,848 principal amount of a Convertible Promissory Note.

On October 24, 2013, Evolution Capital Fund I, L.P. elected to convert 227,342 shares of common stock to convert $26,000 principal amount of a Convertible Promissory Note.

On October 24, 2013, the Company settled in full the Convertible Promissory Note issued to Asher Enterprises, Inc. issued on April 29, 2013, in the original principle amount of $128,500 bearing a 8% annual interest rate and maturing January 31, 2014 for $178,291 in for principal, prepayment rate and interest in accordance with the original terms of the Note.

On October 30, 2013, in accordance with the original terms of the Convertible Note issued to Vista Capital Investments, LLC on March 4, 2013, the Company received an advance of $25,000 in cash.

On October 31, 2013, the Company issued a Convertible Promissory Note to Iconic Holding, LLC (“Holder”), in the original principal amount of $110,250 bearing a 0% annual interest rate and maturing October 31, 2014 with a beginning value of $105,000 and a $5,250 original issue discount. This unsecured convertible promissory note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 60% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note within 60 days of date of issue at 125% of the original principal amount plus interest, between 60 days and 120 days at 130% of the original principal amount plus interest and between 120 days and 180 days at 135% of the original principal amount plus interest and 60,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder.

On November 12, 2013, JMJ Financial elected to convert 118,705 shares of common stock to convert $15,584 principal amount of a Convertible Promissory Note.

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

At September 30, 2013, we were operating 15 branches located in 9 states.

Seasonality

We expect our revenues and gross margin percentage to be higher during the second and third fiscal quarters as compared to the first and fourth fiscal quarters each year. During the second and third quarters, as a percentage of revenue, we expect increases in client orders related to construction, janitorial, and hospitality. Contracts for this work tend to carry higher gross margins. During the first and fourth quarters we expect light industrial and warehouse orders to make up a larger percentage of revenue, which tend to carry lower gross margins. As our expansion branches mature we expect our overall business mix to reflect higher gross margins.

Growth Strategy

We have three strategies to grow the revenue and to achieve profitability for our business.

1)	Add new branches
2)	Growth from existing branches
3)
Acquisitions. Our goal is to one small acquisition per year. We define a small acquisition as approximately 20% of our revenue.  We will consider an acquisition that is both economical and that fits with the culture of our Company. Acquisitions are not essential to our growth strategy. We will not make acquisitions if they do not strictly meet our criteria.

At September 30, 2012, we had 6 branches and at September 30, 2013, we had 15 branches. The increase in branches was due to three branches added through acquisition and six branches added through organic growth. For the six branches in place at September 30, 2012, revenue increased by 86% for the three months ended September 30, 2013 when compared to the same period in 2012.

Results of Operations – Three Months Ended September 30, 2013 as Compared to Three Months Ended September 30, 2012.

Summary of Operations:

Revenue for the three months ended September 30, 2013 was $5,345,172 as compared to $2,152,243 for the three months ended September 30, 2012.  An increase for the three months ended September 30, 2013 of $3,192,929 or 148%.

Cost of Services:

Cost of services was 83% of revenue for the three months ended September 30, 2013 and 83% for the three months ended September 30, 2012.  Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was $4,271,689 or 80% and $163,674 or 3% of revenues, respectively for the three months ended September 30, 2013 and $1,701,846 or 79% and $74,235 or 4% of revenues, respectively for the three months ended September 30, 2012.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 10% of revenue for the three months ended September 30, 2013 and 8% for the three months ended September 30, 2012.

For the three months ended September 30, 2013, of our total $1,076,595 in operating expenses, $57,045 is attributable to professional fees including legal, accounting, and consulting services, $69,483 in stock based compensation related to consulting fees, $388,385 to staff payroll expenses, $32,242 for loss on sale of receivables and $529,440 to general and administrative fees.

For the three months ended September 30, 2012, of our total $440,511 in operating expenses, $87,104 is attributable to professional fees including legal, accounting, and consulting services, $184,081 to staff payroll expenses and $169,326 to general and administrative fees.

Results of Operations – Nine months Ended September 30, 2013 as Compared to Nine months Ended September 30, 2012.

Summary of Operations:

Revenue for the nine months ended September 30, 2013 was $11,886,084 as compared to $5,046,283 for the nine months ended September 30, 2012.  An increase for the nine months ended September 30, 2013 of $6,839,801 or 136%.

Cost of Services:

Cost of services was 84% of revenue for the nine months ended September 30, 2013 and 83% for the nine months ended September 30, 2012.  Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was $9,670,540 or 81% and $344,973 or 3% of revenues, respectively for the nine months ended September 30, 2013 and $4,027,272 or 80% and $166,541 or 3% of revenues, respectively for the nine months ended September 30, 2012.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 11% of revenue for the nine months ended September 30, 2013 and 8% for the nine months ended September 30, 2012.

For the nine months ended September 30, 2013, of our total $3,010,580 in operating expenses, $220,933 is attributable to professional fees including legal, accounting, and consulting services, $539,721 in stock based compensation related to consulting fees, $848,980 to staff payroll expenses, $125,602 for loss on sale of receivables and $1,275,344 to general and administrative fees.

For the nine months ended September 30, 2012, of our total $829,982 in operating expenses, $100,964 is attributable to professional fees including legal, accounting, and consulting services, $345,707 to staff payroll expenses and $383,311 to general and administrative fees.

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

Net cash used in operations was $604,645 during the nine months ended September 30, 2013.  Net cash flows used in operating activities for the nine months ended September 30, 2013 mainly consisted of a net loss of $1,829,749 adjusted for stock based compensation of $539,721, interest and financing fees of $660,088, an increase of our off-balance sheet receivables factoring of $570,771, offset by an increase of $1,477,838 in accounts receivable and an increase of $847,642 in payroll taxes payable.

Net cash used in operations was $259,160 during the nine months ended September 30, 2012.  Net cash flows used in operating activities for the nine months ended September 30, 2013 mainly consisted of a net loss of $108,073 adjusted for stock based compensation of $56,501, interest and financing fees of $7,051, an increase of our off-balance sheet receivables factoring of $311,875, offset by an increase of $1,014,070 in accounts receivable and an increase of $355,181 in payroll taxes payable.

Cash used in investing activities totaled $131,059 for the nine months ended September 30, 2013.  Net cash flows used by investing activities consists of $150,000 paid towards the asset purchase agreement, purchase of fixed assets of $1,188 and $966,696 in the purchase of marketable securities offset by $986,825 in proceeds from the sale of marketable securities.

Cash used in investing activities totaled $5,921 for the nine months ended September 30, 2012.  Net cash flows used by investing activities consists of $5,951 in the purchase of marketable securities.

Net cash provided by financing activities totaled $848,552 for the nine months ended September 30, 2013.  Net cash flows from financing activities consisted of proceeds from convertible notes payable of $1,033,200, proceeds from the issuance of common stock of $100,000 offset by payments on a convertible note payable of $103,500, payments on related party notes of $129,962, payments towards a contingent liability of $37,626, and payments on financed insurance premiums of $13,560.

Cash provided by financing activities totaled $200,000 for the nine months ended September 30, 2012. The proceeds were generated from the issuance of convertible notes of $50,000 and shareholder loans of $210,000 offset by repayments of $60,000.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans in 2013.

Assets and Liabilities:

At September 30, 2013, we had total current assets of approximately $1,935,618 and current liabilities of approximately $2,930,251.  Included in current assets are trade accounts receivable of approximately $1,618,277, prepaid expenses of $31,903, and deferred financing costs of $34,734.  Accounts receivable are recorded at the invoiced amounts.  We regularly review our accounts receivable for collectability.  We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days.  Most balances over 120 days past due are written off, as it is probable the receivable will not be collected.  We wrote down $41,699 in bad debt included in S,G,&A during the nine months ended September 30, 2013.  As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable.  As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:

On July 24, 2013, the Company terminated a month-to-month financing agreement with Riviera Finance LLC (“Riviera”) that included a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. Receivables were factored at a rate of 85% of the invoice face value on accepted accounts

Our total financing costs through our facility with Riviera for the nine months ended September 30, 2013 and 2012 was $95,938 and $99,120, respectively, which is reflected on our Statements of Operations as a loss on sale of receivables.  As collateral for repayment of any and all obligations, we granted Riviera a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

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

Our total financing costs through our facility with Transfac for the nine months ended September 30, 2013 and 2012 was $29,664 and $0, respectively, which is reflected on our Statements of Operations as a loss on sale of receivables.  As collateral for repayment of any and all obligations, we granted Transfac a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off-Balance Sheet Arrangements

As of September 30, 2013, we do not have any off-balance sheet arrangements except for our factored receivables under our agreements with Transfac Capital, Inc. The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company's management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On September 5, 2013, Vista Capital Investments, LLC elected to convert 50,000 shares of common stock with an aggregate fair value of $17,800 ($0.35 per share) based on the quoted market price of the shares at time of issuance for $7,920 for principal and interest and $9,580 for debt discount.

On September 9, 2013, JMJ Financial elected to convert 60,000 shares of common stock with an aggregate fair value of $21,000 ($0.35 per share) based on the quoted market price of the shares at time of issuance for $9,504 for principal and interest and $11,496 for debt discount.

On September 19, 2013, JMJ Financial elected to convert 80,000 shares of common stock with an aggregate fair value of $20,800 ($0.26 per share) based on the quoted market price of the shares at time of issuance for $12,134 for principal and interest and $8,666 for debt discount.

On September 28, 2013, Evolution Capital LLC elected to convert 221,108 shares of common stock with an aggregate fair value of $61,910 ($0.28 per share) based on the quoted market price of the shares at time of issuance for $36,000 for principal and interest and $25,910 for debt discount.

The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS.

Exhibit Number 31.1	Description Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABOR SMART, INC.
(Registrant)

By:     /s/ Ryan Schadel
           Ryan Schadel
           President and Chief Executive Officer

Date: November 14, 2013