Form 10-K
period 2013-12-31
Labor Smart, Inc.
filed 2014-04-14
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $148,500, based upon the closing price on that date of the Common Stock of the registrant on OTC Markets.com of $0.15.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of April 11, 2014, the registrant had 22,239,315 shares of and Common Stock, $0.001 par value, outstanding.

Documents incorporated by reference: None

2

3

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

We may be deemed to be insolvent and may face liquidation.
The auditors’ report for our most recent fiscal year contains an explanatory paragraph about our ability to continue as a going concern.
We will require substantial amounts of additional capital from external sources.
Any substantial increase in sales will require skilled management of growth.
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

4

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

The on-demand temporary staffing industry is highly fragmented and the industry continues to develop specialized market segments that reflect the diverse needs of the businesses it serves. Technical skills, work history, duration of assignment, and background check requirements vary among industries and employers. We operate primarily within the short-term, skilled and unskilled segments of the on-demand temporary staffing industry. We oversee the operation of multiple locations from a single corporate office. We are a business to business service provider. Methods used to sell and market our services to local and regional businesses vary depending on local economic factors, types of business in the geographic area, and other competitive considerations. Our sales processes can take place at varying locations including our branch offices, the customers’ worksite, or via e-commerce. Temporary employees are recruited by our branch staff for placement with our customers based upon customer requirements.

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

Growing revenue through new branch openings: In 2013 we opened and acquired a total of 9 branches. We will continue to rapidly open new locations based on the availability of talent in target markets and financial resources of the company. We believe that having the right talent to oversee the day to day operations of a branch is key to the success of the branch and the company as a whole. The Company plans to open approximately 15-25 branches prior to the end of 2014 and an additional 30-40 branch locations in 2014.

Leveraging customer relationships across vertical markets: Due to the extensive fragmentation of our industry, the Company believes our expanding footprint of branches provides a competitive edge when servicing customers with a regional presence. The company intends to leverage local customer relationships to seek out opportunities on a macro scale with new and existing customers.

Branch Expansion

The Company has grown rapidly from 6 branch locations in 2012 to 15 branch locations at December 31, 2013. The Company’s expansion has been achieved by opening company owned branch locations and by acquisitions of branch locations that are managed day to day by Branch Managers.

The Company currently anticipates opening a total of 15-25 branches in 2014, 30-40 in 2015 and 30-40 in 2016 while establishing a nationwide presence. The Company may pursue acquisitions in certain circumstances and may slow or accelerate expansion based on future developments.

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

Hiram, GA 30141

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

The factors set forth below, along with the other information contained herein, should be considered carefully in evaluating our prospects. Further, this document contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, goals, objectives, expectations and intentions. The cautionary statements made in this section apply to all forward-looking statements wherever they appear in this document. Readers are cautioned that, while the forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance, and involve risks and uncertainties. In addition, actual results could differ materially from those discussed herein and our business, our financial condition or the results of operations could be materially and adversely affected. In such case, some of the factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this document. In the event that actual results do not meet expectations, there could be a consequent negative effect on the position of investors.

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

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF THE COMPANY FAILS TO IMPLEMENT ITS BUSINESS PLAN.

We expect to face substantial risks, uncertainties, expenses and difficulties. Since inception, we have accumulated deficits of $3,193,778. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of operation. These risks include, without limitation, an unstable economy, competition, inexperienced management, lack of sufficient capital, and lack of brand recognition. We cannot guarantee that we will be successful in accomplishing our objectives.

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

OUR COMMON STOCK IS ILLIQUID AND THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY IMPACTED BY FACTORS WHICH ARE NOT RELATED TO OUR OPERATIONS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases all of its branch locations. Branch location leases have, at minimum, a one year term and require additional payments for taxes, insurance, maintenance and renewal options. In addition to branch locations, the Company oversees companywide operations at a leased corporate office space located in an office building at 5604 Wendy Bagwell Parkway, Suite 223 in Hiram, Georgia.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the over-the-counter markets under the symbol LTNC. As of April 11, 2014, the Company’s common stock was held by 40 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about June 29, 2012. The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended December 31,
	2013		2012
	High	Low	High	Low

First Quarter	$0.32	$0.19	$0.735	$0.211
Second Quarter	$0.352	$0.2311	$0.52	$0.245
Third Quarter	$0.52	$0.245	$0.352	$0.2311
Fourth Quarter	$0.735	$0.211	$0.12	$0.19

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

The following table summarizes stock option activity during fiscal 2012 and 2013:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2012	-	$ -
Granted	130,000	0.50
Forfeited or expired	-	-
Exercised	-	-
Outstanding - December 31, 2012	130,000	0.50
Granted	4,110,037	0.16
Forfeited or expired	(356,582)	0.05
Exercised	-	-
Outstanding and exercisable – December 31, 2013	3,883,455	$ 0.18

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2013.

Recent Sales of Unregistered Securities

On October 7, 2013, JMJ Financial elected to convert 75,000 shares of common stock with an aggregate fair value of $19,875 ($0.265 per share) based on the quoted market price of the shares at time of issuance for $11,250 for principal and interest and $8,625 for debt discount.

On October 8, 2013, the Company issued 30,000 shares of its common stock with an aggregate fair value of $8,550 ($0.285 per share) based on the quoted market price of the shares at time of issue to Iconic Holding, LLC for finance costs upon the election of the Company to prepay the Convertible Promissory Note dated April 10, 2013.

On October 8, 2013, Vista Capital Investments, LLC elected to convert 50,000 shares of common stock with an aggregate fair value of $14,250 ($0.285 per share) based on the quoted market price of the shares at time of issuance for $7,500 for principal and interest and $6,750 for debt discount.

On October 21, 2013, JMJ Financial elected to convert 100,000 shares of common stock with an aggregate fair value of $25,000 ($0.25 per share) based on the quoted market price of the shares at time of issuance for $13,128 for principal and interest and $11,872 for debt discount.

On October 24, 2013, Vista Capital Investments, LLC elected to convert 60,000 shares of common stock with an aggregate fair value of $15,000 ($0.25 per share) based on the quoted market price of the shares at time of issuance for $7,848 for principal and interest and $7,152 for debt discount.

On October 29, 2013, Evolution Capital LLC elected to convert 227,342 shares of common stock with an aggregate fair value of $65,929 ($0.29 per share) based on the quoted market price of the shares at time of issuance for $26,000 for principal and interest and $39,929 for debt discount.

On November 12, 2013, JMJ Financial elected to convert 118,705 shares of common stock with an aggregate fair value of $29,083 ($0.245 per share) based on the quoted market price of the shares at time of issuance for $15,584 for principal and interest and $13,499 for debt discount.

On November 21, 2013, Vista Capital Investments, LLC elected to convert 57,374 shares of common stock with an aggregate fair value of $14,917 ($0.26 per share) based on the quoted market price of the shares at time of issuance for $7,532 for principal and interest and $7,385 for debt discount.

On November 26, 2013, Evolution Capital Fund I, LLC elected to convert 418,060 shares of common stock with an aggregate fair value of $96,154 ($0.23 per share) based on the quoted market price of the shares at time of issuance for $50,000 for principal and interest and $46,154 for debt discount.

On December 12, 2013, the Company issued to Group 10 Holdings, LLC in conjunction with the Convertible Promissory Note issued to Group 10 Holdings, LLC on December 9, 2013 40,000 shares of common stock with an aggregate fair value of $10,800 ($0.27 per share) based on the quoted market price for a commitment fee.

ITEM 6. SELECTED FINANCIAL DATA

As the Company is a “smaller reporting company,” this item is not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate”, “expects”, “intends”, “plans”, “believes”, “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements. Such discussion represents only the best present assessment from our Management.

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

At December 31, 2013, we were operating 15 branches located in 9 states.

Seasonality

We expect our revenues to be higher and gross margin percent to be higher during the second and third fiscal quarters as compared to the first and fourth fiscal quarters each year. During the second and third quarters we received the majority of our contracts to supply labor to constructions firms. Contacts for construction work tends to be both larger in dollar amount and to be more profitable than our other contracts.

Growth Strategy

We have three strategies to grow the revenue and to achieve profitability for our business.

1)	Add new branches
2)	Growth from existing branches
3)	Acquisitions. Our goal is to complete one small acquisition per year. We define a small acquisition as approximately 20% of our revenue. We will consider an acquisition that is both economical and that fits with the culture of our Company. Acquisitions are not essential to our growth strategy. We will not make acquisitions if they do not meet our criteria. At December 31, 2012, we had 6 branches and at December 31, 2013, we had 15 branches. The increase in branches was due to three branches added through acquisition and six branches added through internal growth. For the six branches in place at December 31, 2012, revenue has increased by 86% for the year ended December 31, 2013 when compared to the similar period in 2012.

Results of Continuing Operations

Summary of Operations:

Revenue for the year ended December 31, 2013 was $16,651,885 as compared to $7,175,846 for the year ended December 31, 2012. An increase for the year ended December 31, 2013 of $9,476,039 or 132%.

Cost of Services:

Cost of services was 84% of revenue for the year ended December 31, 2013 and 83% for the year ended December 31, 2012. Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was $13,485,552 or 81% and $467,570 or 3% of revenues, respectively for the year ended December 31, 2013 and $5,718,583 or 80% and $237,096 or 3% of revenues, respectively for the year ended December 31, 2012.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 8% of revenue for the year ended December 31, 2013 and 7% for the year ended December 31, 2012.

For the year ended December 31, 2013, of our total $4,436,247 in operating expenses, $308,515 is attributable to professional fees including legal, accounting, and consulting services, $801,915 in stock based compensation related to consulting fees, $1,620,859 to staff payroll expenses, $90,826 for loss on sale of receivables, $215,255 for bad debt expense and $1,398,877 to general and administrative expenses.

For the year ended December 31, 2012, of our total $1,519,698 in operating expenses, $41,131 is attributable to professional fees including legal, accounting, and consulting services, $210,600 in stock based compensation related to consulting fees, $549,371 to staff payroll expenses, bad debt expense to $64,318, $126,321 for loss on sale of receivables and $527,957 to general and administrative fees.

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

Net cash used in operations was $1,524,975 during the year ended December 31, 2013. Net cash flows used in operating activities for the year ended December 31, 2013 mainly consisted of a net loss of $2,722,980 adjusted for stock based compensation of $801,915, interest and financing fees of $698,585, an increase of our off-balance sheet receivables factoring of $291,708, offset by an increase of $1,153,774 in accounts receivable and an increase of $908,807 in payroll taxes payable.

Net cash used in operations was $131,606 during the year ended December 31, 2012. Net cash flows used in operating activities for the year ended December 31, 2013 mainly consisted of a net loss of $449,465 adjusted for stock based compensation of $185,000, interest and financing fees of $124,242, an increase of our off-balance sheet receivables factoring of $291,708, offset by an increase of $995,050 in accounts receivable and an increase of $553,709 in payroll taxes payable.

Cash used in investing activities totaled $130,433 for the year ended December 31, 2013. Net cash flows used by investing activities consists of $150,000 paid towards the asset purchase agreement, purchase of fixed assets of $1,188 and $1,833,129 in the purchase of marketable securities offset by $1,853,884 in proceeds from the sale of marketable securities.

Cash used in investing activities totaled $26,933 for the year ended December 31, 2012. Net cash flows used by investing activities consists of $28,469 in the purchase of marketable securities offset by $1,536 in proceeds from the sale of marketable securities.

Net cash provided by financing activities totaled $1,709,059 for the year ended December 31, 2013. Net cash flows from financing activities consisted of proceeds from convertible notes payable of $1,630,200, proceeds from the issuance of common stock of $100,000 offset by payments on a convertible note payable of $607,500, payments on related party notes of $173,962, proceeds from loan payable to factor $865,321, payments towards a contingent liability of $89,840, and payments on financed insurance premiums of $15,160.

Cash provided by financing activities totaled $218,316 for the year ended December 31, 2012. The proceeds were generated from the issuance of convertible notes of $120,000, shareholder loans of $210,000 offset by repayments of $110,000, and payments on financed insurance premiums of $1,684.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans in 2014.

Assets and Liabilities:

At December 31, 2013, we had total current assets of approximately $2,239,784 and current liabilities of approximately $3,611,938. Included in current assets are trade accounts receivable of approximately $1,941,437, prepaid expenses of $45,497, and deferred financing costs of $57,748. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off, as it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:

On July 24, 2013, the Company terminated a month-to-month financing agreement with Riviera Finance LLC (“Riviera”) that included a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. Receivables were factored at a rate of 85% of the invoice face value on accepted accounts. Our total financing costs through our facility with Riviera for the year ended December 31, 2013 and 2012 was $90,826 and $126,321, respectively, which is reflected on our Statements of Operations as a loss on sale of receivables. As collateral for repayment of any and all obligations, we granted Riviera a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

On July 31, 2013, the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”).  Under the terms of the Purchase and Sale Agreement, Transfac shall have the right, but not the obligation, to purchase up to Two Million Dollars ($2,000,000) worth of accounts receivable (the “Maximum Advances”) of the Company.  For each account receivable purchased, Transfac shall advance seventy percent (70%) of the face value of the account and the balance after receipt of full payment on the account.  As consideration, the Company shall pay Transfac two percent (2%) of the average monthly balance of the outstanding accounts purchased, with a minimum of one half of one percent (0.5%) of the Maximum Advances per month, as long as long as the Purchase and Sale Agreement remains in effect. Advance to the Company from Transfac are with recourse and are secured by assets of the Company and are treated as a secured financing arrangement.

Our total financing costs through our facility with Transfac for the year ended December 31, 2013 and 2012 was $103,165 and $0, respectively, which is reflected on our Statements of Operations in interest and finance expense. As collateral for repayment of any and all obligations, we granted Transfac a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

On February 27, 2014, the Company entered into a First Amendment to Purchase and Sale Agreement (the “Amendment”) Transfac. The Amendment amended the original Purchase and Sale Agreement executed by and between the Company and Transfac on July 31, 2013 (the “Agreement”). Under the terms of the Amendment, the definition of “Advance Rate” in the Agreement shall be amended to read: “Advance Rate” means eighty five percent (85%), or such other percent as may be determined from time to time by Transfac in its sole discretion. The definition of “Account Due Date” in the Agreement shall be amended to read: “Account Due Date” means eighty (80) days from the date of the invoice evidencing the Account. The definition of “Contract Term” in the Agreement shall be amended to read: “Contract Term” means an initial period of eighteen (18) months commencing on the date of this signed First Amendment to Purchase and Sale Agreement and renewal periods of one (1) year thereafter. Finally, under Section 5 of the Agreement, the following subparagraphs d) and e) were added to read: d) An invoice fee in the amount of five dollars ($5.00) for each invoice evidencing a Purchased Account or Serviced Account. e) The Administrative Fee, Supplemental Fee, Invoice Fee and other fees and charges are for administration of the Accounts, collection of the Accounts, and administration of this Agreement and are not intended to be and shall not be construed as interest. All other provisions of the Agreement shall remain in full force and effect.

Off-Balance Sheet Arrangements

As of December 31, 2013, we do not have any off-balance sheet arrangements except for our factored receivables under our agreements with Transfac Capital, Inc. The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Labor Smart, Inc.

We have audited the accompanying balance sheets of Labor Smart, Inc. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended. Labor Smart, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Labor Smart, Inc. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 11, 2014

LABOR SMART, INC.

BALANCE SHEETS

December 31, 2013 and 2012

(Audited)

ASSETS
	December 31,
	2013	2012
Current assets
Cash	$178,539	$124,888
Accounts receivable, net	1,941,437	711,210
Prepaid expense	45,497	43,336
Deferred financing costs	57,748	83,634
Marketable securities	4,972	28,424
Other assets	11,591	26,897
Total current assets	2,239,784	1,018,389

Deposits	20,014	7,655
Equipment, net	7,894	—
Customer relationships, net	228,028	—
Total long-term assets	255,936	7,655

Total assets	$2,495,720	$1,026,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$135,524	$126,705
Loan payable to factor	865,321	—
Payroll taxes payable	1,487,907	579,400
Notes payable, related party	44,806	219,375
Note payable	—	15,160
Convertible notes payable, net of unamortized discount of $578,848	1,057,679	184,355
Convertible note payable, derivative liability	20,701	—
Total current liabilities	3,611,938	1,124,995

Contingent liability	79,221	—

Total liabilities	3,691,159	1,124,995

Stockholders' deficit
Common stock; $0.001 par value; 75,000,000 shares authorized,
20,982,740 and 16,757,000 issued and outstanding as of
December 31, 2013 and 2012, respectively.	20,982	16,757
Additional paid-in capital	1,978,043	348,838
Accumulated deficit	(3,193,778)	(470,798)
Accumulated other comprehensive income(loss)	(686)	6,252
Total stockholder's deficit	(1,195,439)	(98,951)

Total liabilities and stockholders' deficit	$2,495,720	$1,026,044

See the accompanying notes to the financial statements

LABOR SMART, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For years ended December 31, 2013 and 2012

(Audited)

	For the year ended December 31, 2013	For the year ended December 31, 2012

Revenues	$16,651,885	$7,175,846

Cost of sales	13,953,122	5,955,679

Gross profit	2,698,763	1,220,167

Operating expenses
Professional fees	308,515	41,131
Stock-based compensation	801,915	210,600
Payroll expenses	1,620,859	549,371
Bad debt expense	215,255	64,318
Loss on sale of receivables	90,826	126,321
General and administrative expense	1,398,877	527,957

Total operating expenses	4,436,247	1,519,698

Operating loss	(1,737,484)	(299,531)

Other income (expenses)
Interest and finance expense	(1,035,031)	(145,173)
Interest income	73	—
Gain on change in fair value in derivative liability	45,222	—
Gain (loss) on sale of securities	4,240	(4,761)

Total other income (expenses)	(985,496)	(149,934)

Net loss	$(2,722,980)	$(449,465)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(6,938)	6,252
Other comprehensive income (loss)	(6,938)	6,252

Comprehensive loss	$(2,729,918)	$(443,213)

Basic loss per common share	$(0.14)	$(0.03)

Basic weighted average common
shares outstanding	19,337,142	16,293,667

See the accompanying notes to the financial statements

LABOR SMART, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For years ended December 31, 2013 and 2012

(Audited)

	Common Stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total Stockholders' Equity
	Shares	Amount	capital	Deficit	income	(deficit)

Balance, December 31, 2011	16,045,000	$16,045	$16,355	$(21,333)	$—	$11,067

Shares issued for services	625,000	625	124,375	—	—	125,000

Warrants issued for services	—	—	17,020	—	—	17,020

Warrants issued for finance costs	—	—	133,521	—	—	133,521

Shares issued for employee compensation	87,000	87	43,113	—	—	43,200

Options issued for employee compensation	—	—	14,454	—	—	14,454

Net change in unrealized gain on marketable securities	—	—	—	—	6,252	6,252

Net loss	—	—	—	(449,465)	—	(449,465)

Balance, December 31, 2012	16,757,000	16,757	348,838	(470,798)	6,252	(98,951)

Shares issued for services	1,833,500	1,834	442,561	—	—	444,395

Shares issued for cash	200,000	200	99,800	—	—	100,000

Conversion of convertible notes	2,152,240	2,151	675,879	—	—	678,030

Commitment fees	40,000	40	10,760	—	—	10,800

Warrants issued for finance costs	—	—	57,359	—	—	57,359

Options issued for employee compensation	—	—	342,846	—	—	342,846

Net change in unrealized gain on marketable securities	—	—	—	—	(6,938)	(6,938)

Net loss	—	—	—	(2,722,980)	—	(2,722,980)

Balance, December 31, 2013	20,982,740	$20,982	$1,978,043	$(3,193,778)	$(686)	$(1,195,439)

See the accompanying notes to the financial statements

LABOR SMART, INC.

STATEMENTS OF CASH FLOWS

For years ended December 31, 2013 and 2012

(Audited)

	For the year ended December 31, 2013	For the year ended December 31, 2012

Cash flows from operating activities:
Net loss	$(2,722,980)	$(449,465)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	801,915	185,000
Interest and financing costs	698,585	124,242
Depreciation and amortization	70,020	—
Bad debt expense	215,255	64,318
(Gain) loss on sale of securities	(4,240)	4,761
(Gain) on change in fair value of derivative liability	(45,222)	—
Changes in operating assets and liabilities:
Increase (decrease) in off-balance sheet receivable factoring	(291,708)	291,708
Increase in accounts receivables	(1,153,774)	(995,050)
Increase in prepaid expense and deposits	(25,458)	(8,699)
Increase in other assets	15,306	(32,168)
Increase in accounts payable and accrued liabilities	8,819	117,848
Increase in accrued liabilities, related party	—	19,375
Increase in payroll taxes payable	908,507	553,709
(Decrease) in other liabilities	—	(7,185)
Net cash used by operating activities	(1,524,975)	(131,606)

Cash flows from investing activities:
Assets acquired in asset purchase agreement	(150,000)	—
Purchase of fixed assets	(1,188)	—
Proceeds from sale of marketable securities	1,853,884	1,536
Purchase of marketable securities	(1,833,129)	(28,469)
Net cash used by investing activities	(130,433)	(26,933)

Cash flows from financing activities:
Proceeds from common stock	100,000	—
Proceeds from convertible notes payable	1,630,200	120,000
Payment on convertible notes payable	(607,500)	—
Proceeds from notes payable- related party	—	210,000
Payment on notes payable - related party	(173,962)	(110,000)
Proceeds from loan payable to factor	865,321	—
Payments on contingent liability	(89,840)	—
Payment on financed insurance	(15,160)	(1,684)
Net cash provided by financing activities	1,709,059	218,316

Net change in cash	53,651	59,777

Cash, beginning of period	124,888	65,111

Cash, end of period	$178,539	$124,888

Supplemental disclosure of cash flow information:
Interest paid	$227,854	$—
Taxes paid	$—	$—
Non-cash investing and financing activities
Warrants issued as part of deferred finance costs	$57,359	$83,634
Shares issued for prepaid services	$—	$14,674
Finance costs included in convertible note value	$104,550	$16,844
Commitment fees	$10,800	$—
Shares issued for convertible notes	$678,030	$—
Contingent liability associated with asset purchase	$158,490	$—

See the accompanying notes to the financial statements

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Accordingly, the Company had a net loss of $2,722,980 for the year ended December 31, 2013. Additionally, the operating activities of the Company used $1,524,975 net cash during the same one year period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheet as of December 31, 2013 and 2012 as follows:

	Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$4,972	$4,972	$0	$0
Total	$4,972	$4,972	$0	$0
Liabilities:
Derivative liability	$20,701	$0	$20,701	$0
Contingent liability	79,221	0	0	79,221
Total	$99,922	$0	$20,701	$79,221

	Fair Value Measurements as of December 31, 2012 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/12	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$28,424	$28,424	$0	$0
Total	$28,424	$28,424	$0	$0
Liabilities:
Derivative liability	$0	$0	$0	$0
Contingent liability	$0	$0	$0	$0
Total	$0	$0	$0	$0

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

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for customer credits, bad debts, and other allowances based on its historical experience. Staffing revenue is recognized as the services are performed. Revenue also includes billable travel and other reimbursable costs and is record net of sales tax.

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

Factoring Agreements and Accounts Receivable

The Company had a month-to-month financing agreements with Riviera Finance LLC (“Riveria”) which was terminated on July 24, 2013. On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”). The agreement with Riveria includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. Riviera, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, disputes, and discounts. The Company assumes the risk on accounts receivable not factored to Riviera, which is shown as accounts receivable on the accompanying balance sheets, net of factored accounts receivable. Advance to the Company from Transfac are with recourse and are secured by assets of the Company and are treated as a secured financing arrangement. As of December 31, 2013 and 2012, factored accounts receivable total $865,321 and $772,676, respectively.

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of December 31, 2013 and 2012, the Company has recorded an allowance of $215,255 and $64,318, respectively.

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

	December 31, 2013	December 31, 2012
Office equipment and furniture	$11,842	$—
Less: accumulated depreciation	(3,948)	—
	$7,894	$—

Customer Relationships

Customer relationships comprise customer lists acquired from Qwik Staffing Solutions, Inc. on April 29, 2013. Customer lists are amortized on a straight-line basis over three years.

	December 31, 2013	December 31, 2012
Customer lists	$294,100	$—
Less: accumulated amortization	(66,072)	—
	$228,028	$—

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

Convertible Debentures

Beneficial Conversion Feature

If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount

The Company determines if the convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480, applies to certain contracts involving a company's own equity, and requires that issuers classify the following freestanding financial instruments as liabilities. Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer's equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

– A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer's equity shares with an issuance date fair value equal to a fixed dollar amount,

– Variations in something other than the fair value of the issuer's equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer's equity shares, or

– Variations inversely related to changes in the fair value of the issuer's equity shares, for example, a written put that could be net share settled.

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of convertible debt (see Note 8). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Derivative Financial Instruments

Derivative financial instruments, as defined in ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

NOTE 4 – PREPAID

As of December 31, 2013 and 2012, the Company had prepaid expenses of $45,497 and $43,336, respectively. Prepaid expenses at December 31, 2013 comprises primarily of prepaid lease payments.

NOTE 5 – CUSTOMER RELATIONSHIP, NET

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

As of December 31, 2013 and 2012, the customer list is valued at $228,028 and $0, respectively. Amortization expense was $66,072 and $0 for the year ended December 31, 2013 and 2012, respectively.

NOTE 6 – FACTORING AGREEMENT

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

Fees charged by Riviera are two (2) percent of the unpaid invoice face value for the first twenty-five (25) days after the factored date and 0.8% of the invoice face value for every ten (10) days thereafter up to a total of seven (7) percent, including the initial two (2) percent. Administrative charges based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The following table details the amounts of the factoring agreement with Riviera as of December 31, 2013 and 2012.

	Receivables Factored	Reserve Deposit	Fees	Administrative Charges
December 31, 2013	$0	$0	$90,826	$0
December 31, 2012	$291,708	$25,597	$126,321	$0

The reserve deposit is included in other current assets within the balance sheets and receivables factored are netted against accounts receivable. Fees or charges billed by Riviera Finance as of December 31, 2013 and 2012 are $90,826 and $126,321, respectively.

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”).  Under the terms of the Purchase and Sale Agreement, Transfac shall have the right, but not the obligation, to purchase up to Two Million Dollars ($2,000,000) worth of accounts receivable (the “Maximum Advances”) of the Company.  For each account receivable purchased, Transfac shall advance seventy percent (70%) of the face value of the account and the balance after receipt of full payment on the account.  As consideration, the Company shall pay Transfac two percent (2%) of the average monthly balance of the outstanding accounts purchased, with a minimum of one half of one percent (0.5%) of the Maximum Advances per month, as long as the Purchase and Sale Agreement remains in effect.

The factoring line of credit with Transfac has been treated as a secured financing arrangement. As of December 31, 2013 under the agreement with Transfac, the Company had factored receivables in the amount of $1,281,122 and recorded a liability of $865,321. Discounts and interest provided during factoring of the accounts receivable have been expensed on the accompanying combined statements of operations as interest expense. For the year ended December 31, 2013, interest expense related to the factoring arrangement was $103,165.

NOTE 7 – RELATED PARTY

On January 11, 2012, the Company issued a promissory note to the Company’s President in exchange for $50,000 in cash. The note is unsecured, bears interest at 10% per annum if not paid before the maturity date, and matures on January 11, 2013. As of April 23, 2013, $43,000 of this note has been repaid. The unpaid portion of this note of $7,000 was consolidated into the loan agreement dated April 25, 2013.

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

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768. This loan is payable on demand, unsecured, and bears 0% interest per annum. This loan consolidates all previous loans issued. As of December 31, 2013, $130,962 of this note has been repaid and $44,806 of this note remains outstanding.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

On September 20, 2012, the Company entered into a Convertible Promissory Note with Evolution Capital, LLC, (the ‘Holder’) in the original principle amount of $130,000 bearing a 12% annual interest rate and maturing June 20, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option at a variable conversion price calculated as 50% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. On March 28, 2013, Evolution Capital, LLC elected to convert $130,000 of principal amount for 604,651 shares of common stock of the Company valued at $268,088 ($0.44 per share) in accordance with the terms of the Note. After conversion the Convertible Promissory Note was paid in full.

On January 17, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $103,500 bearing an 8% annual interest rate and maturing October 21, 2013. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 51% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 60 days of date of issue at 130% of the original principal amount plus interest, between 60 days and 120 days at 140% of the original principal amount plus interest and between 120 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $100,000, which was net of original issue discount of $105,478. On April 16, 2013, Company elected to prepay the Convertible Promissory Note dated January 17, 2013 with Asher Enterprises, Inc. for $146,647 in cash. The payment includes prepayment of $103,500 in original principal, a prepayment penalty and outstanding accrued interest of $43,147.

On February 25, 2013, the Company entered into a Convertible Promissory Note with Evolution Capital Fund I, L.P. (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing November 25, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 52% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 140% of the original principal amount plus interest, between 121 days and 150 days at 145% of the original principal amount plus interest and between 151 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $101,000, which was net of original issue discount of $106,628. On September 28, 2013, the Holder converted 221,108 shares of common stock of the Company with a fair market value of $61,910 for $27,529 and $2,471 in principal and interest, respectively. On October 29, 2013, the Holder converted 227,342 shares of common stock of the Company with a fair market value of $65,929 for $23,859 and $2,141 in principal and interest, respectively. On November 26, 2013, the Holder converted 418,060 shares of common stock of the Company with a fair market value of $96,154 for $45,882 and $4,118 in principal and interest, respectively. On November 26, 2013, the Holder waived $9,514 of interest and the Convertible Promissory Note was paid in full.

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

i)	The Company received cash proceeds of $25,000 on the first tranche of the Convertible Note, which was net of original issue discount of $20,533. On September 5, 2013, the Holder converted 50,000 shares of common stock of the Company with a fair market value of $17,500 for $7,071 and $849 in principal and interest, respectively. On October 8, 2013, the Holder converted 50,000 shares of common stock of the Company with a fair market value of $14,250 for $6,696 and $804 in principal and interest, respectively. On October 24, 2013, the Holder converted 60,000 shares of common stock of the Company with a fair market value of $15,000 for $7,007 and $841 in principal and interest, respectively. On November 21, 2013, the Holder converted 57,374 shares of common stock of the Company with a fair market value of $14,917 for $6,725 and $807 in principal and interest, respectively. On November 21, 2013, the first tranche of the Convertible Note was paid in full.
ii)	On October 30, 2013, the Company received cash proceeds of $25,000 on the second tranche of the Convertible Note, which was net of original issue discount of $18,667. At December 31, 2013, $3,680 of discount has been amortized on the second tranche.

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

i)	On March 6, 2013, the Company received cash of $46,000 in the first tranche, which was net of original issue discount of $41,067. On September 9, 2013, the Holder converted 60,000 shares of common stock of the Company with a fair market value of $21,000 for $8,486 and $1,018 in principal and interest, respectively. On September 19, 2013, the Holder converted 80,000 shares of common stock of the Company with a fair market value of $20,800 for $10,834 and $1,300 in principal and interest, respectively. On October 7, 2013, the Holder converted 75,000 shares of common stock of the Company with a fair market value of $19,875 for $10,045 and $1,205 in principal and interest, respectively. On October 21, 2013, the Holder converted 100,000 shares of common stock of the Company with a fair market value of $25,000 for $11,721 and $1,407 in principal and interest, respectively. On November 12, 2013, the Holder converted 118,705 shares of common stock of the Company with a fair market value of $29,083 for $13,914 and $1,670 in principal and interest, respectively. On November 12, 2013, the first tranche was paid in full.
ii)	On June 27, 2013, the Company received the second tranche of $50,000 in cash, which was net of original issue discount of $42,000. At December 31, 2013, $24,976 of discount has been amortized on the second tranche.
iii)	On September 27, 2013, the Company received the third tranche of $50,000 in cash, which was net of original issue discount of $42,000. At December 31, 2013, $12,688 of discount has been amortized on the third tranche.
iv)	On December 9, 2013, the Company received the fourth tranche of $40,000 in cash, which was net of original issue discount of $36,497. At December 31, 2013, $2,526 of discount has been amortized on the fourth tranche.

On April 10, 2013, the Company issued a Convertible Promissory Note to Iconic Holding, LLC (“Holder”), in the original principle amount of $115,500 bearing a 5% annual interest rate and maturing April 10, 2014 for $101,200 of consideration paid in cash, $8,800 in issuer expenses and a $5,500 original issue discount. This unsecured convertible promissory note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 65% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note within 60 days of date of issue at 110% of the original principal amount plus interest, between 60 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest and 30,000 shares of common stock of the Company with a fair market value of $8,550. Thereafter, the Note may only be repaid with the consent of the Holder. The Company received cash proceeds of $101,200, which was net of unamortized discount of $62,192. On October 7, 2013, Company elected to prepay the Convertible Promissory Note for $149,500 in cash. The payment includes prepayment of $115,500 in original principal a prepayment penalty and outstanding accrued interest of $34,000.

On April 29, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $128,500 bearing an 8% annual interest rate and maturing January 31, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $125,000, which was net of original issue discount of $93,052. On October 24, 2013, Company elected to prepay the Convertible Promissory Note for $176,291 in cash. The payment includes prepayment of $128,500 in original principal a prepayment penalty and outstanding accrued interest of $47,791.

On May 17, 2013, the Company entered into a Convertible Promissory Note with Redwood Fund II, LLC (“Holder”) in the original principle amount of $101,000 bearing a 10% annual interest rate and maturing November 17, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 58% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company received cash proceeds of $101,000, which was net of original issue discount of $76,825. At December 31, 2013, $60,547 of discount has been amortized. On November 19, 2013, Company elected to prepay the Convertible Promissory Note for $138,875 in cash. The payment includes prepayment of $101,000 in original principal a prepayment penalty and outstanding accrued interest of $37,875.

On May 20, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $53,000 bearing an 8% annual interest rate and maturing February 20, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $50,000, which was net of original issue discount of $40,701. On November 20, 2013, Company elected to prepay the Convertible Promissory Note for $73,641 in cash. The payment includes prepayment of $53,000 in original principal a prepayment penalty and outstanding accrued interest of $20,641.

On June 4, 2013, the Company entered into a Convertible Promissory Note with Evolution Capital Fund I, L.P. (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing March 4, 2014. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 140% of the original principal amount plus interest, between 121 days and 150 days at 145% of the original principal amount plus interest and between 151 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $101,000, which was net of original issue discount of $81,648. On December 31, 2013, Company elected to prepay the Convertible Promissory Note for $148,400 in cash. The payment includes prepayment of $106,000 in original principal a prepayment penalty and outstanding accrued interest of $42,400.

On July 11, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $63,000 bearing an 8% annual interest rate and maturing April 15, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $60,000, which was net of original issue discount of $48,400. At December 31, 2013, $32,508 of discount has been amortized.

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

The Company may repay the convertible promissory note at 135% of the original principal amount plus interest. The Company received cash proceeds of $125,000, which was net of original issue discount of $103,516 and convertible note payable derivative liability of $65,723. At December 31, 2013, $40,744 of discount has been amortized.

On October 31, 2013, the Company issued a Convertible Promissory Note to Iconic Holding, LLC (“Holder”), in the original principle amount of $110,250 bearing a 0% annual interest rate and maturing October 31, 2014 for $105,000 of consideration paid in cash and a $5,250 original issue discount. This unsecured convertible promissory note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 60% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note within 60 days of date of issue at 125% of the original principal amount plus interest, between 60 days and 120 days at 130% of the original principal amount plus interest plus 30,000 shares of common stock of the Company and between 120 days and 180 days at 135% of the original principal amount plus interest plus 60,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder. The Company received cash proceeds of $105,000, which was net of unamortized discount of $73,500. At December 31, 2013, $12,284 of discount has been amortized.

On November 4, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $128,500 bearing an 8% annual interest rate and maturing November 4, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $125,000, which was net of original issue discount of $100,496. At December 31, 2013, $17,300 of discount has been amortized.

On December 9, 2013, the Company entered into a Convertible Promissory Note with Group 10 Holdings, LLC (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing December 9, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest. Thereafter, the Company subject to the approval of the Holder, may repay the convertible promissory note at 135% of the original principal amount plus interest. The Company received cash proceeds of $101,000 which was net of original issue discount of $97,135. At December 31, 2013, $6,622 of discount has been amortized.

On December 12, 2013 the Company entered into a Convertible Promissory Note with Tonaquint Inc. (“Holder”) in the original principle amount of $115,000 bearing a 10% annual interest rate and maturing November 12, 2014. The Convertible Promissory Note is due is six equal monthly installments plus interest (“Installment Amount”) commencing six months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the convertible promissory note if the Company pays the holder 125% of the outstanding balance. The Company received cash proceeds of $100,000, which was net of original issue discount of $83,703. At December 31, 2013, $5,346 of discount has been amortized.

On December 13, 2013 the Company entered into a Convertible Promissory Note with Tailwind Partners, LLC (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing November 12, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $101,000, which was net of original issue discount of $83,673. At December 31, 2013, $6,124 of discount has been amortized.

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

The Company’s convertible promissory note derivative liability has been measured at fair value at September 16, 2013 and December 31, 2013 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	September 16, 2013	December 31, 2013
Closing share price	$0.34	$0.248
Conversion price	$0.34	$0.34
Risk free rate	0.10%	0.10%
Expected volatility	150%	99%
Dividend yield	0%	0%
Expected life	10 months	7 months

The fair value of the convertible note payable derivative liability is $20,701 at December 31, 2013. The decrease in the fair value of the convertible note payable derivative liability of $45,222 is recorded as a gain in the consolidated condensed statement of operations for the year ended December 31, 2013.

NOTE 10 – CONTINGENT LIABILITY

The Company has a contingent liability related to Asset Acquisition Agreement with Qwik Staffing Solutions, Inc. on April 29, 2013. The obligation is due in monthly installments by paying an amount equal to 6.5% of the monthly accounts receivable collected by operating the Orlando, Jacksonville and Tampa, Florida locations. The total payments are not to exceed $170,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum.

Opening balance at April 29, 2013	$ 158,490
Payments	(89,940)
Interest	10,571
Closing balance at December 31, 2013	$ 79,121

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of $0.001 par value common stock authorized. As of December 31, 2013 and 2012, the Company had 20,982,740 and 16,757,000 shares issued and outstanding, respectively.

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

In October 28, 2013, the Company issued 1,500,000 stock options for employee compensation with an exercise price of $0.30 per share, expiring on April 28, 2015 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012. The options were measured at their fair value on October 28, 2013 using the following Black-Scholes Model Assumptions: risk free interest (0.215%); expected volatility (148%); expected life (1.5 years); no dividends. These options were immediately vested and exercisable, valued at $226,882 and expensed in our accompanying statement of operations.

On September 28, 2013, Evolution Capital LLC elected to convert 221,108 shares of common stock with an aggregate fair value of $61,910 ($0.28 per share) based on the quoted market price of the shares at time of issuance for $30,000 for principal and interest and $31,910 for debt discount.

On October 7, 2013, JMJ Financial elected to convert 75,000 shares of common stock with an aggregate fair value of $19,875 ($0.265 per share) based on the quoted market price of the shares at time of issuance for $11,250 for principal and interest and $8,625 for debt discount.

On October 8, 2013, the Company issued 30,000 shares of its common stock with an aggregate fair value of $8,550 ($0.285 per share) based on the quoted market price of the shares at time of issue to Iconic Holding, LLC for finance costs upon the election of the Company to prepay the Convertible Promissory Note dated April 10, 2013.

On October 8, 2013, Vista Capital Investments, LLC elected to convert 50,000 shares of common stock with an aggregate fair value of $14,250 ($0.285 per share) based on the quoted market price of the shares at time of issuance for $7,500 for principal and interest and $6,750 for debt discount.

On October 9, 2013, the Company agreed to issue options to purchase 2,405,037 shares of common stock to nineteen (19) employees of the Company with an exercise price of $0.05 per share of common stock and a contractual life of ten years in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012. The stock options as vest follows: 25% on October 9, 2016, 35% on October 9, 2017 and the remaining 40% on October 9, 2018. The options were measured at their fair value on October 9, 2013 using the following Black-Scholes Model Assumptions: risk free interest (1.73%); expected volatility (147%); expected life (ten years); no dividends. Share-based compensation related to these common stock option grants for the years ended December 31, 2013 and 2012 amounted to $29,783 and $0, respectively, and is reported as stock-based compensation in the statement of operations and additional paid-in capital in the statement of stockholders’ equity.

On October 21, 2013, JMJ Financial elected to convert 100,000 shares of common stock with an aggregate fair value of $25,000 ($0.25 per share) based on the quoted market price of the shares at time of issuance for $13,128 for principal and interest and $11,872 for debt discount.

On October 24, 2013, Vista Capital Investments, LLC elected to convert 60,000 shares of common stock with an aggregate fair value of $15,000 ($0.25 per share) based on the quoted market price of the shares at time of issuance for $7,848 for principal and interest and $7,152 for debt discount.

In October 28, 2013, the Company issued 50,000 stock options for employee compensation with an exercise price of $0.295 per share, expiring on September 24, 2018 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012. The options were measured at their fair value on October 28, 2013 using the following Black-Scholes Model Assumptions: risk free interest (0.72%); expected volatility (164%); expected life (5 years); no dividends. These options were immediately vested and exercisable, valued at $13,792 and expensed in our accompanying statement of operations.

On October 29, 2013, Evolution Capital LLC elected to convert 227,342 shares of common stock with an aggregate fair value of $65,929 ($0.29 per share) based on the quoted market price of the shares at time of issuance for $26,000 for principal and interest and $39,929 for debt discount.

On November 12, 2013, JMJ Financial elected to convert 118,705 shares of common stock with an aggregate fair value of $29,083 ($0.245 per share) based on the quoted market price of the shares at time of issuance for $15,584 for principal and interest and $13,499 for debt discount.

On November 21, 2013, Vista Capital Investments, LLC elected to convert 57,374 shares of common stock with an aggregate fair value of $14,917 ($0.26 per share) based on the quoted market price of the shares at time of issuance for $7,532 for principal and interest and $7,385 for debt discount.

On November 26, 2013, Evolution Capital Fund I, LLC elected to convert 418,060 shares of common stock with an aggregate fair value of $96,154 ($0.23 per share) based on the quoted market price of the shares at time of issuance for $50,000 for principal and interest and $46,154 for debt discount.

On December 12, 2013, the Company issued to Group 10 Holdings, LLC in conjunction with the Convertible Promissory Note issued to Group 10 Holdings, LLC on December 9, 2013 40,000 shares of common stock with an aggregate fair value of $10,800 ($0.27 per share) based on the quoted market price of the for a commitment fee. The commitment fee is included in deferred finance costs and amortized on a straight line, which approximates the effective interest method, over the life the Convertible Promissory Note.

In December 24, 2013, the Company issued 25,000 stock options for employee compensation with an exercise price of $0.25 per share, expiring on December 24, 2018 in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012. The options were measured at their fair value on December 24, 2013 using the following Black-Scholes Model Assumptions: risk free interest (1.73%); expected volatility (147%); expected life (5 years); no dividends. These options were immediately vested and exercisable, valued at $5,529 and expensed in our accompanying statement of operations.

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2012	-	$ -
Granted	130,000	0.50
Forfeited or expired	-	-
Exercised	-	-
Outstanding - December 31, 2012	130,000	0.50
Granted	4,110,037	0.16
Forfeited or expired	(356,582)	0.05
Exercised	-	-
Outstanding– December 31, 2013	3,883,455	$ 0.18
Exercisable – December 31, 2013	1,835,000	$ 0.33

The following table summarizes information on stock options exercisable as of December 31, 2013:

Exercise Price	Number Outstanding at December 31, 2013	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.295	75,000	4.99	-
$0.30	1,500,000	1.32	-
$0.41	30,000	4.55	-
$0.50	130,000	5.00	-
$0.56	50,000	4.40	-
$0.62	50,000	4.45	-

The following table summarizes information on stock options outstanding as of December 31, 2013:

Exercise Price	Number Outstanding at December 31, 2013	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.05	2,048,455	9.78	$405,594
$0.295	75,000	4.99	-
$0.30	1,500,000	1.32	-
$0.41	30,000	4.55	-
$0.50	130,000	5.00	-
$0.56	50,000	4.40	-
$0.62	50,000	4.45	-

The following is a summary of warrants activity during December 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	300,000	0.40

Warrants granted and assumed Warrants canceled	202,000 -	0.40 0.00
Warrants expired	-	0.00
Balance, December 31, 2013	502,000	0.40

All warrants outstanding as of December 31, 2013 are exercisable.

NOTE 12 – INCOME TAXES

As of December 31, 2013, the Company had net operating loss carry forwards of $1,236,187 that may be available to reduce future years’ taxable income through 2031 and 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31, 2013 and 2012:

	2013	2012

Net loss before taxes	$(2,722,980)	$(449,465)

Permanent adjustments:
Stock based compensation	801,915	185,000
Penalties	—	41,459
Meals and Entertainment	12,926	3,637
Amortized debt discount	682,603	52,195
Temporary adjustments:
Bad debt expense	113,538	64,318
NOL loss carryforward	$(1,111,998)	$(102,856)

Tax rate	35%	35%
Recovery) Provision for income taxes	$(389,000)	$(36,000)
Less: Valuation allowance	$389,000	$36,000
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 31, 2013 was $432,000. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

	2013	2012
Federal statutory tax rate	(35.0)%	(35.0)%
Valuation allowance	35.0%	35.0%
	- %	- %

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2013	$ 1,238,462	2033
2012	$ 102,856	2032
2011	$ 21,333	2031
F-25

NOTE 13 – COMMITMENTS

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

On March 1, 2012, the Company entered into a lease agreement with Nancy Elaine Cagle, with an initial lease term commencing March 1, 2012 and expiring on February 28, 2015, to rent office space in Chattanooga, Tennessee. Monthly lease payments are $935 plus common area maintenance. The Company has the option to extend the lease for three additional three year terms with the rental amount for each extension to be determined 30 days prior to commencement.

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

The following table is a schedule of future minimum lease commitments for the Company:

Period ending December 31	2014	$ 269,925
	2015	177,760
	2016	78,225
	2017	27,185
	2018	19,075
		$ 572,170

NOTE 14 – SUBSEQUENT EVENTS

On January 6, 2014, JMJ Financial elected to convert 110,000 shares of common stock to convert $11,352 principal amount of a Convertible Promissory Note.

On January 14, 2014, the Company received cash proceeds of $25,000 on the third tranche of the Convertible Note dated March 4, 2013 with Vista Capital Investments, LLC.

On January 16, 2014, JMJ Financial elected to convert 120,000 shares of common stock to convert $12,684 principal amount of a Convertible Promissory Note.

On January 31, 2014, JMJ Financial elected to convert 130,000 shares of common stock to convert $13,650 principal amount of a Convertible Promissory Note.

On January 31, 2014, the Company entered into a Convertible Promissory Note with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 bearing a 10% annual interest rate and maturing December 31, 2014. The Convertible Promissory Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing six months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the convertible promissory note if the Company pays the holder 125% of the outstanding balance.

On February 11, 2014, the Company issued 100,000 shares of common stock to satisfy obligations under share subscription agreement for $29,000 in professional fees included in share subscriptions payable.

On February 12, 2014, JMJ Financial elected to convert 120,000 shares of common stock to convert $12,600 principal amount of a Convertible Promissory Note.

On February 13, 2014, the Company entered into an Original Issue Discount Secured Promissory Note with Beaufort Ventures PLC (“Holder”) for a purchase price of $101,000 and a face amount of $136,350 and maturing August 13, 2014. After the maturity date, the Notes accrues interest at 22% per annum and the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest trading price of the prior 15 trading days, determined on the then current trading market of the Company’s common stock, for 10 trading days prior to conversion. The Company may repay the convertible promissory note, if repaid within 90 days of date of issue, for a net payment of $136,350 plus 70,000 shares of common stock of the Company.

On March 3, 2014, JMJ Financial elected to convert 123,943 shares of common stock to convert $13,014 principal amount of a Convertible Promissory Note.

On March 24, 2014, the Company entered into a Convertible Promissory Note with Carebourn Capital, L.P. (“Holder”) in the original principle amount of $112,500 bearing a 8% annual interest rate and maturing November 24, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On March 26, 2014, JMJ Financial elected to convert 552,632 shares of common stock to convert $63,000 principal amount of a Convertible Promissory Note.

On March 27, 2014, the Company entered into a 10% Original Issue Discount Convertible Promissory Note (“Note”) with Gemini Master Fund, Ltd. (“Holder”) in the original principle amount of $220,000 bearing a 10% annual interest rate and maturing January 1, 2015. At the option of the Holder:

i)	The Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at a variable conversion price calculated at 65% of the market price which means the average of the lowest volume weighted average price during the twenty trading day period ending prior to the conversion date, or
ii)	All principal, costs, charges and interest amounts outstanding may be exchanged for shares of the Company’s common stock at the Conversion Price of $0.25 per share. The Conversion Price is subject to an anti-dilution adjustment.

The Company may repay the convertible promissory note at 130% of the original principal amount plus interest.

On April 2, 2014, the Company entered into a Convertible Promissory Note with Coventry Enterprises, LLC (“Holder”) in the original principle amount of $101,000 bearing a 10% annual interest rate and maturing April 5, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest bid price during the twelve trading days prior to the conversion date including the day upon which a Notice of Conversion is received by the Company. The Company may repay the convertible promissory note if repaid within 180 days of date of issue at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On April 9, 2014, the Company entered into an Asset Purchase Agreement (“Agreement”) with Shirley’s Employment Service, Inc. (“Shirley’s”).  Under the terms of the Agreement, Shirley’s sold all of the operating assets (“Assets”) of Shirley’s, excluding cash and accounts receivable.  In consideration for the Assets, the Company agreed to pay $300,000 in cash minus the open accounts receivable of Shirley’s. The consideration to be paid will be determined on closing. It is currently estimated by the Company that $180,000 will be paid for the Assets after deducting accounts receivable. The first $80,000 is due one day prior to the delivery and transfer of the Assets.  The remaining $100,000 is due in monthly installments by paying an amount equal 5.0% of the monthly accounts receivable collected by operating the Tulsa, Oklahoma location.  In the event these aggregate monthly payments total less than $100,000, after 18 months, Shirley’s will issue the Company a credit memo for the difference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2013.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name Age Position

Ryan Schadel 36 Chief Executive Officer, Chief Financial Officer, Director

Matthew Rodgers 51 Director

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

Shannan Manix, served as a director of the Company and as the Director of Sales and National accounts at Payscale, Inc., an online salary, benefits and compensation information company. Her tenure with Payscale, Inc began in 2012. Prior to her tenure with Payscale, Inc., Ms. Manix served as a Regional Vice President at Labor Ready, Inc., a division of True Blue, Inc. Her tenure with Labor Ready, Inc. began in 1998 and she served until 2012. Ms. Manix resigned as a director of the Company on November 13, 2013.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

At this time the Company has not established any code of conduct and ethics

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 31, 2013 and 2012:

			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Ryan Schadel	2013	$104,000	$-	$-	$-	$-	$-	$104,000
Chief Executive Officer	2012	$104,000	$-	$-	$-	$	$-	$104,000
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

The following table shows amounts earned by each Director in the fiscal year ended December 31, 2013.

Change in
Pension
Value and
	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	or Paid in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Ryan Schadel	$-	$-	$-	$-	$-	$-		$-
Matthew Rodgers	$-	$38,669	$-	$-	$-	$-	$
Shannan Manix (1)	$-	$35,953	$-	$-	$-	$-		$-
(1)	Ms. Manix resigned as a director of the Company on November 13, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 26, 2014 for:

●	each of our executive officers and directors;
●	all of our executive officers and directors as a group; and
●	any other beneficial owner of more than 5% of our outstanding Common Stock.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Ryan Schadel 5604 Wendy Bagwell Parkway, Ste 223 Hiram, GA 30141	15,339,800 (1)	70.1%
Common Stock	Matthew Rodgers 5604 Wendy Bagwell Parkway, Ste 223 Hiram, GA 30141	100,000 (2)	0.5%
	Total of All Directors and Executive Officers	15,100,000	70.6%

(1)	Shares beneficially owned include 45,800 shares of common stock held by Dana Schadel and 210,000 shares of common stock issuable upon the exercise of 210,000 options granted to Dana Schadel. Dana Schadel is the spouse of Ryan Schadel.
(2)	100,000 shares of common stock issuable upon the exercise of 100,000 options granted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed and to be billed by our principal independent accountants, De Joya Griffith, LLC, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2013	2012
Audit Fees	$44,225	$25,200
Audit Related Fees	*	—
Tax Fees	*	850
All Other Fees	*	—
Total	$44,225	$26,050

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

Labor Smart, Inc.

April 14, 2014	By:	/s/ Ryan Schadel
Ryan Schadel
President, Treasurer, Director, Chief Executive and Chief Accounting Officer (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 2014	/s/ Ryan Schadel
Ryan Schadel President, Treasurer, Director, Chief Executive and Chief Accounting Officer