Form 10-Q
period 2014-03-31
Labor Smart, Inc.
filed 2014-05-15
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Number of shares of issuer's common stock outstanding as of May 12, 2014 was 22,567,807

 LABOR SMART, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LABOR SMART, INC.

BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
Assets
Current assets
Cash	$723,884	$178,539
Accounts receivable, net	1,973,334	1,941,437
Prepaid expense	54,628	45,497
Deferred financing costs	39,251	57,748
Marketable securities	40,200	4,972
Other assets	71,835	11,591
Total current assets	2,903,132	2,239,784

Deposits	20,014	20,014
Fixed assets, net	40,480	7,894
Customer relationships, net	203,855	228,028
Total long-term assets	264,349	255,936

Total assets	$3,167,481	$2,495,720

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$241,452	$135,524
Loan payable to factor	763,335	865,321
Payroll taxes payable	1,397,063	1,487,907
Notes payable, related party	37,306	44,806
Convertible note payable, net of unamortized discount of $1,409,585 and $578,848, respectively	2,383,552	1,057,679
Convertible note payable derivative liability	122,506	20,701
Total current liabilities	4,945,214	3,611,938

Contingent liability	37,145	79,221
Total liabilities	4,982,359	3,691,159

Stockholders' deficit

Common stock; $0.001 par value; 75,000,000 shares authorized,
22,239,315 and 20,982,740 issued and outstanding as of
March 31, 2014 and December 31, 2013, respectively.	22,239	20,982
Additional paid-in capital	2,419,704	1,978,043
Accumulated deficit	(4,258,286)	(3,193,778)
Accumulated other comprehensive income	1,465	(686)
Total stockholder's deficit	(1,814,878)	(1,195,439)

Total liabilities and stockholders' deficit	$3,167,481	$2,495,720

See Accompany Notes to Financial Statements

LABOR SMART, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months	For the three months
	March 31, 2014	March 31, 2013

Revenues	$4,792,941	$2,503,872

Cost of sales	3,685,229	2,152,476

Gross profit	1,107,712	351,396

Operating expenses
Professional fees	92,597	62,500
Stock-based compensation for services	57,156	250,616
Payroll expenses	443,654	160,076
Bad debt expense	11,982	—
Loss on sale of receivables	—	35,522
General and administrative expense	778,598	249,167

Total operating expenses	1,383,987	757,881

Operating loss	(276,275)	(406,485)

Other income (expenses)
Interest and finance expense	(798,446)	(241,376)
Interest income	—	73
Gain on change in fair value in derivative liability	10,656	—
Loss on sale of securities	(443)	(1,355)

Total other income (expenses)	(788,233)	(242,658)

Net loss	$(1,064,508)	$(649,143)

Other comprehensive income:
Unrealized gain on marketable securities	2,151	2,381
Other comprehensive income	2,151	2,381

Comprehensive loss	$(1,062,357)	$(646,762)

Basic loss per common share	$(0.05)	$(0.04)

Basic weighted average common
shares outstanding	21,454,557	18,029,377

See Accompany Notes to Financial Statements

LABOR SMART, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months	For the three months
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(1,064,508)	$(649,143)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	57,156	250,616
Interest and financing costs	695,918	233,746
Depreciation and amortization	28,212	—
Loss on sale of securities	443	1,355
Gain on change in fair value of derivative liability	(10,656)	—
Changes in operating assets and liabilities:
Increase in off-balance sheet receivable factoring	—	206,821
Increase in accounts receivables	(31,897)	(581,639)
Increase (decrease) in prepaid expense	(9,131)	6,270
Increase in other assets	(60,244)	(14,718)
Increase in accounts payable and accrued liablities	105,928	27,003
Increase (decrease) in accrued liabilities, related party	0	3,872
Increase in payroll taxes payable	(90,844)	244,725
Net cash used by operating activities	(379,623)	(271,092)

Cash flows from investing activities:
Purchase of fixed assets	(36,625)	—
Proceeds from sale of marketable securities	21,805	92,453
Purchase of marketable securities	(55,325)	(92,453)
Net cash used by investing activities	(70,145)	—

Cash flows from financing activities:
Proceeds from common stock	—	50,000
Proceeds from convertible notes payable	1,237,395	270,000
Payment on convertible note payable	(89,000)	—
Payment on notes payable	—	(5,054)
Payment on notes payable - related party	(7,500)	(43,000)
Payments on loan to factor	(101,986)	—
Payments on contingent liability	(43,796)	—
Net cash provided by financing activities	995,113	271,946

Net change in cash	545,345	854

Cash, beginning of period	178,539	124,888

Cash, end of period	$723,884	$125,742

Supplemental disclosure of cash flow information:
Interest paid	$102,528	$—
Taxes paid	$—	$—
Non-cash interest and financing activities
Warrants issued as part of deferred finance costs	$—	$125,445
Shares issued for prepaid services	$—	$236,685
Finance costs included in convertible note value	$—	$14,500
Shares issued for convertible notes	$210,000	$268,062

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. Accordingly, the Company had a net loss of $1,064,508 for the three months ended March 31, 2014. Additionally, the operating activities of the Company used $379,623 net cash during the same three month period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company has adopted a December 31 fiscal year end.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results in accordance with US GAAP have been included and properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of March 31, 2014 and December 31, 2013 as follows:

	Fair Value Measurements as of March 31, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	03/31/14	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$40,200	$40,200	$0	$0
Total	$40,200	$40,200	$0	$0
Liabilities:
Derivative liability	$122,506	$0	$122,506	$0
Contingent liability	37,145	0	0	37,145
Total	$159,651	$0	$122,506	$37,145

	Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$4,972	$4,972	$0	$0
Total	$4,972	$4,972	$0	$0
Liabilities:
Derivative liability	$20,701	$0	$20,701	$0
Contingent liability	79,221	0	0	79,221
Total	$99,922	$0	$20,701	$79,221

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

Factoring Agreement and Accounts Receivable

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”). Advances to the Company from Transfac are with recourse and are secured by assets of the Company and are treated as a secured financing arrangement. As of March 31, 2014 and December 31, 2013, factored accounts receivable total $763,335 and $865,321, respectively.

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of March 31, 2014 and December 31, 2013, the Company has recorded an allowance of $168,279 and $156,297, respectively.

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

	March 31, 2014	December 31, 2013
Office equipment and furniture	$48,466	$11,841
Less: accumulated depreciation	(7,986)	(3,948)
	$40,480	$7,894

Customer Relationships

Customer relationships comprise customer lists acquired from Qwik Staffing Solutions, Inc. on April 29, 2013. Customer lists are amortized on a straight-line basis over three years.

	March 31, 2014	December 31, 2013
Customer lists	$294,100	$294,100
Less: accumulated amortization	(90,245)	(66,072)
	$203,855	$228,028

Earnings Per Share

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

NOTE 4 – RELATED PARTY

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768. This loan is payable on demand, unsecured, and bears 0% interest per annum. This loan consolidates all previous loans issued. As of March 31, 2014, $138,462 of this note has been repaid and $37,306 of this note remains outstanding.

NOTE 5 – PREPAID EXPENSES

As of March 31, 2014 and December 31, 2013, the Company had prepaid expenses of $54,628 and $45,497, respectively. Prepaid expenses at March 31, 2014 comprises prepaid lease payments.

NOTE 6 – PAYROLL TAXES PAYABLE

On March 17, 2014, the Internal Revenue Service agreed not to take collection action against the Company for payroll tax liabilities as long the Company remains current and makes monthly installments against outstanding liabilities. The agreed monthly installments are $5,000 which increase to $10,000 on July 28, 2014 which further increase to $15,000 on July 28, 2016.

NOTE 7 – FACTORING AGREEMENT

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

The factoring line of credit with Transfac has been treated as a secured financing arrangement. As of March 31, 2014 and December 31, 2013 under the agreement with Transfac, the Company had factored receivables in the amount of $1,041,824 and $1,281,122, respectively, and recorded a liability of $763,335 and $865,321, respectively. Discounts and interest provided during factoring of the accounts receivable have been expensed on the accompanying combined statements of operations as interest expense. For the three months ended March 31, 2014, interest expense related to the factoring arrangement was $69,799.

NOTE 8– CONVERTIBLE PROMISSORY NOTES

On January 1, 2014, the Company entered into an Original Issue Discount Secured Promissory Note dated December 27, 2014 with Beaufort Ventures PLC (“Holder”) for a purchase price of $101,000 and a face amount of $136,350 and maturing June 27, 2014. After the maturity date, the Notes accrues interest at 22% per annum and the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest trading price of the prior 15 trading days, determined on the then current trading market of the Company’s common stock, for 10 trading days prior to conversion. The Company may repay the convertible promissory note at any time for a net payment of $136,350

On January 2, 2014, the Company entered into a Convertible Promissory Note with Metolius Capital, LLC (“Holder”) in the original principal amount of $106,000 bearing a 12% annual interest rate and maturing October 4, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On January 8, 2014, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principal amount of $63,000 bearing an 8% annual interest rate and maturing September 8, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest and between 61 days and 90 days at 125% of the original principal amount plus interest and between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On January 14, 2014, the Company entered into a Convertible Debenture with Daniel James Management, Inc. (“Holder”) in the original principal amount of $101,000 bearing a 12% annual interest rate and maturing January 14, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest closing bid price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay any portion of the principal amount at 135% of such amount along with any accrued interest of this Debenture at any time upon seven days written notice to the Holder.

On March 4, 2013, the Company issued a Convertible Note to Vista Capital Investments, LLC (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing one year for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On January 14, 2014, the Company received cash proceeds of $25,000 on the third tranche of the Convertible Note. On March 19, 2014, the Company received cash proceeds of $25,000 on the fourth tranche of the Convertible Note.

On January 22, 2014, the Company entered into a Convertible Promissory Note with WHC Capital, LLC (“Holder”) in the original principal amount of $101,000 bearing a 12% annual interest rate and maturing January 22, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay outstanding principal and interest due at 135% of such amount within 180 days of the execution of the Note.

On January 31, 2014, the Company entered into a Convertible Promissory Note with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $5,000 bearing a 0% annual interest rate and maturing December 31, 2014. The Convertible Promissory Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing six months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the convertible promissory note if the Company pays the holder 125% of the outstanding balance.

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

On March 5, 2014, the Company entered into a Convertible Promissory Note with LG Capital Funding, LLC (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing March 5, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On March 10, 2014, the Company entered into a Convertible Promissory Note with Adar Bays, LLC (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing March 10, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On March 12, 2014, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principal amount of $103,500 bearing an 8% annual interest rate and maturing December 17, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest and between 61 days and 90 days at 125% of the original principal amount plus interest and between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On March 24, 2014, the Company entered into a Convertible Promissory Note with Carebourn Capital, L.P. ("Holder") in the original principle amount of $112,500 bearing an 8% annual interest rate and maturing November 24, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder's option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On March 27, 2014, the Company entered into a 10% Original Issue Discount Convertible Promissory Note (“Note”) with Gemini Master Fund, Ltd. (“Holder”) in the original principal amount of $220,000 bearing a 10% annual interest rate and maturing January 1, 2015. At the option of the Holder:

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

NOTE 9 – CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY

The Convertible Promissory Note with Willow Creek Capital Group, LLC is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.34 a share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s convertible promissory note derivative liability has been measured at fair value at March 31, 2014 and December 31, 2013 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	December 31, 2013	March 31, 2014
Closing share price	$0.248	$0.420
Conversion price	$0.34	$0.34
Risk free rate	0.10%	0.04%
Expected volatility	99%	91%
Dividend yield	0%	0%
Expected life	7 months	4 months

The fair value of the convertible note payable derivative liability is $36,865 at March 31, 2014. The increase in the fair value of the convertible note payable derivative liability of $16,164 is recorded as a loss in the statement of operations three months ended March 31, 2014.

The Convertible Promissory Note with Gemini Master Fund, Ltd. is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.25 a share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s convertible promissory note derivative liability has been measured at fair value at March 27, 2014 and March 31, 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	March 27, 2014	March 31, 2014
Closing share price	$0.49	$0.42
Conversion price	$0.43	$0.43
Risk free rate	0.09%	0.09%
Expected volatility	120%	120%
Dividend yield	0%	0%
Expected life	9 months	9 months

The fair value of the convertible note payable derivative liability is $85,642 at March 31, 2014. The decrease in the fair value of the convertible note payable derivative liability of $26,816 is recorded as a gain in the statement of operations three months ended March 31, 2014.

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

Opening balance at December 31, 2013	$ 79,221
Payments	(43,796)
Interest	1,720
Closing balance at March 31, 2014	$ 37,145

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of $0.001 par value common stock authorized. As of March 31, 2014 and December 31, 2013, the Company had 22,239,315 and 20,982,740 shares issued and outstanding, respectively.

On January 6, 2014, JMJ Financial elected to convert 110,000 shares of common shares with an aggregate fair value of $27,390 ($0.249 per share) based on the quoted market price of shares at the time of issuance for $11,352 in principal and interest and $16,038 for debt discount.

On January 16, 2014, JMJ Financial elected to convert 120,000 shares of common shares with an aggregate fair value of $28,188 ($0.2349 per share) based on the quoted market price of shares at the time of issuance for $12,684 in principal and interest and $16,504 for debt discount.

On January 31, 2014, JMJ Financial elected to convert 130,000 shares of common shares with an aggregate fair value of $28,600 ($0.22 per share) based on the quoted market price of shares at the time of issuance for $13,650 in principal and interest and $13,150 for debt discount.

On February 11, 2014, the Company issued 100,000 shares of common stock for professional services valued at $21,000 ($0.21 per share).

On February 12, 2014, JMJ Financial elected to convert 120,000 shares of common shares with an aggregate fair value of $28,680 ($0.239 per share) based on the quoted market price of shares at the time of issuance for $12,600 in principal and interest and $16,080 for debt discount.

On February 12, 2014, JMJ Financial elected to convert 123,943 shares of common shares with an aggregate fair value of $29,746 ($0.24 per share) based on the quoted market price of shares at the time of issuance for $13,014 in principal and interest and $16,732 for debt discount.

On March 26, 2014, JMJ Financial elected to convert 552,632 shares of common shares with an aggregate fair value of $243,158 ($0.44 per share) based on the quoted market price of shares at the time of issuance for $63,000 in principal and interest and $180,158 for debt discount.

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding - January 1, 2014	3,883,455	$ 0.18
Granted	-	-
Forfeited or expired	-	-
Exercised	-	-
Outstanding– March 31, 2014	3,883,455	$ 0.18
Exercisable – March 31, 2014	1,835,000	$ 0.33

The following table summarizes information on stock options exercisable as of March 31, 2014:

Exercise Price	Number Outstanding at March 31, 2014	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.25	25,000	4.74	$4,250
$0.295	50,000	4.49	$6,250
$0.30	1,500,000	1.32	$180,000
$0.41	30,000	4.55	$300
$0.50	130,000	5.00	—
$0.56	50,000	4.40	—
$0.62	50,000	4.45	—

The following table summarizes information on stock options outstanding as of March 31, 2014:

Exercise Price	Number Outstanding at March 31, 2014	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.05	2,048,455	9.53	$757,928
$0.25	25,000	4.74	$4,250
$0.295	50,000	4.49	$6,250
$0.30	1,500,000	1.32	$180,000
$0.41	30,000	4.55	$300
$0.50	130,000	5.00	—
$0.56	50,000	4.40	—
$0.62	50,000	4.45	—

The following is a summary of warrants activity during March 31, 2014:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2014	502,000	0.40
Warrants granted and assumed Warrants canceled	- -	- -
Warrants expired	-	-
Balance, March 31, 2014	502,000	0.40

All warrants outstanding as of March 31, 2014 are exercisable.

NOTE 12 – COMMITMENTS

On January 15, 2014, the Company entered into a 39 month lease agreement with Joe’s Creek Industrial Park, Ltd., commencing February 1, 2014, to rent office space at 4632 28th Street North, St. Petersburg, Florida. Monthly minimum lease payments are $1,500 for the first year of occupancy, $1,545 for the second year of occupancy, $1,591 for the third year of occupancy and $1,691 for the last three months of occupancy.

On March 12, 2014, the Company entered into a 63 month lease agreement with AZG Summit Square LLC., commencing April 1, 2014, to rent office space at 8114 North Federal Blvd., Westminster, CO. The fixed minimum rent for the first six months is $0 per month. Monthly minimum lease payments are $1,964 for the next nine months of occupancy. Monthly minimum lease payments increase by approximately 3% per annum thereafter.

On March 5, 2014, the Company entered into a 60 month lease agreement HB Jacinto Investors, LLC, commencing April 1, 2014, to rent office space at 11420 East Freeway (I-10). Suite 310, Jacinto City, Texas. Monthly minimum lease payments are $1,728 for the term of the lease.

On January 15, 2014, the Company entered into a 38 month lease agreement with Joseph Vinh Properties., commencing April 1, 2014, to rent office space at 5833 Clinton Highway, Knoxville, TN. Rent is abated for two months of the lease. Monthly minimum lease payments are $1,690 for the first and second year of occupancy.

The following table is a schedule of future minimum lease commitments for the Company:

Nine months ended December 31,	2014	$ 238,525
Year ended December 31,	2015	254,870
Year ended December 31,	2016	150,034
Year ended December 31,	2017	88,306
Year ended December 31,	2018	66,696
Year ended December 31,	2019	25,074
		$ 823,505

NOTE 13 – SUBSEQUENT EVENTS

On April 2, 2014, the Company entered into a Convertible Promissory Note with Coventry Enterprises, LLC (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing April 5, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest bid price during the twelve trading days prior to the conversion date including the day upon which a Notice of Conversion is received by the Company. The Company may repay the convertible promissory note if repaid within 180 days of date of issue at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

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

On April 17, 2014, the Company entered into a Convertible Promissory Note with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 bearing a 12% annual interest rate and maturing April 17, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the convertible promissory note at 145% of the original principal amount plus interest.

On April 21, 2014, the Company entered into a Convertible Promissory Note with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 bearing a 12% annual interest rate and maturing January 21, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On May 5, 2014, Vista Capital Investments, LLC elected to convert 51,867 shares of common stock to convert $7,500 principal amount of a Convertible Promissory Note.

On May 5, 2014, Iconic Holdings, LLC elected to convert 276,625 shares of common stock to convert $40,000 principal amount of a Convertible Promissory Note.

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

At March 31, 2014, we were operating 19 branches located in 11 states.

Seasonality

We expect our revenues to be higher and gross margin percent to be higher during the second and third fiscal quarters as compared to the first and fourth fiscal quarters each year. During the second and third quarters we received the majority of our contracts to supply labor to constructions firms. Contracts for construction work tends to be both larger in dollar amount and to be more profitable than our other contracts.

Growth Strategy

We have three strategies to grow the revenue and to achieve profitability for our business.

1)	Add new branches
2)	Growth from existing branches
3)	Acquisitions. Our goal is to close one small acquisition per year. We define a small acquisition as appropriately 20% of our revenue. We will consider an acquisition that is both economical and that fits with the culture of our Company. Acquisitions are not essential to our growth strategy. We will not make acquisitions if they do not meet our criteria.

At December 31, 2013, we had 15 branches and at March 31, 2014, we had 19 branches. The increase in branches was due to three branches added through internal growth.

Results of Operations – Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2013.

Summary of Operations:

Revenue for the three months ended March 31, 2014 was $4,792,941 as compared to $2,503,872 for the three months ended March 31, 2013. An increase for the three months ended March 31, 2014 of $2,289,069 or 91%.

Cost of Services:

Cost of services was 77% of revenue for the three months ended March 31, 2014 and 86% for the three months ended March 31, 2013. Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was $3,502,440 or 73% and $182,789 or 4% of revenues, respectively for the three months ended March 31, 2014 and $2,087,259 or 83% and $65,217 or 3% of revenues, respectively for the three months ended March 31, 2013.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 16% of revenue for the three months ended March 31, 2014 and 10% for the three months ended March 31, 2013.

For the three months ended March 31, 2014, of our total $1,383,987 in operating expenses, $92,597 is attributable to professional fees including legal, accounting, and consulting services, $57,156 in stock based compensation related to vesting of stock options, $443,654 to staff payroll expenses, $11,982 to bad debts, and $778,598 to general and administrative fees.

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

Net cash used in operations was $379,623 during the three months ended March 31, 2014. Net cash flows used in operating activities for the three months ended March 31, 2014 mainly consisted of a net loss of $1,064,508 adjusted for stock based compensation of $57,156 and interest and financing fees of $695,918.

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

Cash used in investing activities totaled $70,145 for the three months ended March 31, 2014. Net cash flows used by investing activities consists of the purchase of fixed assets of $36,625 and $21,805 in the purchase of marketable securities offset by $55,325 in proceeds from the sale of marketable securities.

Cash used in investing activities totaled $0 for the three months ended March 31, 2013. Net cash flows from investing activities consisted of $92,453 in the purchase of marketable securities offset by $92,453 in proceeds from the sale of marketable securities.

Net cash provided by financing activities totaled $995,113 for the three months ended March 31, 2014. Net cash flows from financing activities consisted of proceeds from convertible notes payable of $1,237,395, offset by payments on a convertible note payable of $89,000, payments on related party notes of $7,500, net payment of $101,986 toward loan to factor and payments towards a contingent liability of $43,796.

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

Assets and Liabilities:

At March 31, 2014, we had total current assets of approximately $2,903,132 and current liabilities of approximately $4,945,214. Included in current assets are trade accounts receivable of approximately $1,973,334, prepaid expenses of $54,628, and deferred financing costs of $39,251. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off, as it is probable the receivable will not be collected. We wrote down $11,982 in bad debt included in S,G,&A during the three months ended March 31, 2014. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:

On July 24, 2013, the Company terminated a month-to-month financing agreement with Riviera Finance LLC (“Riviera”) that included a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. Receivables were factored at a rate of 85% of the invoice face value on accepted accounts.

Our total financing costs through our facility with Riviera for the three months ended March 31, 2014 and 2013 was $0 and $35,522, respectively, which is reflected on our Statements of Operations as a loss on sale of receivables. As collateral for repayment of any and all obligations, we granted Riviera a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

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

Our total financing costs through our facility with Transfac for the three months ended March 31, 2014 and 2013 was $69,799 and $0, respectively, which is reflected on our Statements of Operations as interest and finance expense. As collateral for repayment of any and all obligations, we granted Transfac a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off-Balance Sheet Arrangements

As of March 31, 2014, we do not have any off-balance sheet arrangements except for our factored receivables under our agreements with Transfac Capital, Inc. The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes since the filing of the Company’s Form 10-K with the Securities and Exchange Commission on April 14, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

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

On February 11, 2014, the Company issued 100,000 shares of common stock for professional services valued at $21,000 ($0.21 per share).

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

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 31, 2014.

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

Date: May 15, 2014