Form 10-Q
period 2014-06-27
Labor Smart, Inc.
filed 2014-08-11
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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

Number of shares of issuer's common stock outstanding as of August 6, 2014 was 27,291,292.

LABOR SMART, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LABOR SMART, INC.

BALANCE SHEETS

(UNAUDITED)

	June 27,	December 31,
	2014	2013
Assets
Current assets
Cash	$275,122	$178,539
Accounts receivable, net	2,989,820	1,941,437
Prepaid expense	102,389	45,497
Deferred financing costs	21,420	57,748
Marketable securities	17,922	4,972
Other assets	5,761	11,591
Total current assets	3,412,434	2,239,784

Deposits	57,222	20,014
Fixed assets, net	65,630	7,894
Customer relationships, net	330,303	228,028
Workers' compensation insurance collateral	231,186	—
Total long-term assets	684,341	255,936

Total assets	$4,096,775	$2,495,720

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$179,777	$135,524
Loan payable to factor	1,351,175	865,321
Payroll taxes payable	1,498,445	1,487,907
Notes payable, related party	26,225	44,806
Convertible note payable, net of unamortized discount of $1,247,160 and $578,848, respectively	2,859,877	1,057,679
Convertible note payable derivative liability	43,719	20,701
Total current liabilities	5,959,218	3,611,938

Convertible note payable, net of unamortized discount of $80,267 and $0, respectively	170,492	—
Contingent liability	91,362	79,221
Total liabilities	6,221,072	3,691,159

Stockholders' deficit
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding)
Common stock; $0.001 par value; 150,000,000 shares authorized,
24,710,847 and 20,982,740 issued and outstanding as of
June 27, 2014 and December 31, 2013, respectively.	24,711	20,982
Additional paid-in capital	3,024,541	1,978,043
Accumulated deficit	(5,191,132)	(3,193,778)
Accumulated other comprehensive income	(5,417)	(686)
Stock payable	23,000	—
Total stockholders’ deficit	(2,124,297)	(1,195,439)
Total liabilities and stockholders' deficit
	$4,096,775	$2,495,720

See Accompany Notes to Financial Statements

LABOR SMART, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	For the three months June 27, 2014	For the three months June 30, 2013	For the six months June 27, 2014	For the six months June 30, 2013

Revenues	$6,437,976	$4,037,040	$11,230,917	$6,540,912

Cost of sales	5,072,227	3,427,674	8,757,456	5,580,150

Gross profit	1,365,749	609,366	2,473,461	960,762

Operating expenses
Professional fees	59,545	297,056	152,142	359,556
Stock-based compensation for services	12,841	23,954	69,997	274,570
Payroll	590,933	300,519	1,034,587	460,595
Bad debt	84,064	—	96,046	—
Loss on sale of receivables	—	57,838	—	93,360
General and administrative	754,366	496,738	1,532,964	745,904

Total operating expenses	1,501,749	1,176,105	2,885,736	1,933,985

Operating loss	(136,000)	(566,739)	(412,275)	(973,223)

Other income (expenses)
Interest and finance expense	(949,865)	(194,828)	(1,748,311)	(436,204)
Interest income	—	—	—	73
Gain on change in fair value in derivative liability	155,994	—	166,650	—
Loss on sale of securities	(2,975)	(26)	(3,418)	(1,381)

Total other income (expenses)	(796,846)	(194,854)	(1,585,079)	(437,512)

Net loss	$(932,846)	$(761,593)	$(1,997,354)	$(1,410,735)

Other comprehensive income:
Unrealized gain on marketable securities	(6,882)	(7,152)	(4,731)	(4,771)
Other comprehensive income	(6,882)	(7,152)	(4,731)	(4,771)

Comprehensive loss	$(939,728)	$(768,745)	$(2,002,085)	$(1,415,506)

Basic loss per common share	$(0.04)	$(0.04)	$(0.09)	$(0.08)

Basic weighted average common
shares outstanding	22,863,325	19,373,074	22,151,027	18,704,938

See Accompany Notes to Financial Statements

LABOR SMART, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months June 27, 2014	For the six months June 30, 2013
Cash flows from operating activities:
Net loss	$(1,997,354)	$(1,410,735)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation for services	69,997	274,570
Interest and financing costs	1,565,546	436,204
Bad debt	—	957
Depreciation and amortization	70,918	17,562
Loss on sale of securities	3,418	1,381
Gain on change in fair value of derivative liability	(166,650)	—
Changes in operating assets and liabilities:
Increase in off-balance sheet receivable factoring	—	201,905
Increase in accounts receivables	(1,048,383)	(1,147,862)
Increase (decrease) in prepaid expense	(33,892)	142,462
Increase in other assets	(262,563)	(11,287)
Increase in accounts payable and accrued liablities	44,253	30,560
Increase in payroll taxes payable	10,538	824,010
Net cash used by operating activities	(1,744,172)	(640,273)

Cash flows from investing activities:
Assets acquired in asset purchase agreement	(70,797)	(150,000)
Purchase of fixed assets	(68,467)	—
Proceeds from sale of marketable securities	35,303	92,698
Purchase of marketable securities	(56,403)	(92,453)
Net cash used by investing activities	(160,364)	(149,755)

Cash flows from financing activities:
Proceeds from common stock	—	100,000
Proceeds from convertible notes payable	2,046,365	798,200
Proceeds from loan payable to factor	485,854	—
Payment on convertible note payable	(430,170)	(103,500)
Payment on notes payable - related party	(18,581)	(55,000)
Payments on contingent liability	(82,349)	(410)
Payment on financed insurance	—	(10,191)
Net cash provided by financing activities	2,001,119	729,099

Net change in cash	96,583	(60,929)

Cash, beginning of period	178,539	124,888

Cash, end of period	$275,122	$63,959

Supplemental disclosure of cash flow information:
Interest paid	$185,590	$—
Taxes paid	$—	$—
Non-cash interest and financing activities
Warrants issued as part of deferred finance costs	$—	$125,445
Shares issued for prepaid services	$—	$236,685
Finance costs included in convertible note value	$—	$40,300
Shares issued for convertible notes	$450,226	$—
Contingent liability associated with asset purchase	$91,665	$158,490

See Accompany Notes to Financial Statements

LABOR SMART, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 27, 2014

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The Company had a net loss of $1,997,354 for the six months ended June 27, 2014. Additionally, the operating activities of the Company used $1,744,172 net cash during the same six month period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

On May 20, 2014, the Board of Directors of the Company determined it is in the best interests of the Company to change its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Friday closest to December 31. The change is intended to align the Company’s fiscal periods more closely with the seasonality of its business and improve comparability with industry peers. This change is effective with the end of the registrant’s fiscal second quarter ended June 27, 2014. The change to a 52-53 week fiscal year will be retroactively applied as if it was adopted as of January 1, 2014. The registrant’s current fiscal year will end on December 26, 2014. The three month and six month periods ended June 27, 2014 include 13 weeks and 26 weeks, respectively.

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of June 27, 2014 and December 31, 2013 as follows:

	Fair Value Measurements as of June 27, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	06/27/14	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$17,922	$17,922	$0	$0
Total	$17,922	$17,922	$0	$0
Liabilities:
Derivative liability	$43,719	$0	$43,719	$0
Contingent liability	91,362	0	0	91,362
Total	$135,081	$0	$43,719	$91,362

	Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$4,972	$4,972	$0	$0
Total	$4,972	$4,972	$0	$0
Liabilities:
Derivative liability	$20,701	$0	$20,701	$0
Contingent liability	79,221	0	0	79,221
Total	$99,922	$0	$20,701	$79,221

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Revenue Recognition

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured. Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for customer credits, bad debts, and other allowances based on its historical experience. Staffing revenue is recognized as the services are performed. Revenue also includes billable travel and other reimbursable costs and is recorded net of sales tax.

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

Factoring Agreement and Accounts Receivable

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”). Advances to the Company from Transfac are with recourse and are secured by assets of the Company and are treated as a secured financing arrangement. As of June 27, 2014 and December 31, 2013, factored accounts receivable total $1,351,175 and $865,321, respectively.

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of June 27, 2014 and December 31, 2013, the Company has recorded an allowance of $168,279 and $156,297, respectively.

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

	June 27, 2014	December 31, 2013
Office equipment and furniture	$ 80,309	$ 11,841
Less: accumulated depreciation	(14,679)	(3,947)
	$ 65,630	$ 7,894

Customer Relationships

Customer relationships comprise customer lists acquired from Qwik Staffing Solutions, Inc. on April 29, 2013 with an estimated fair value of $294,100 and from Shirley’s Employment Service, Inc. on April 9, 2014 with an estimated fair value of $162,641. Customer lists are amortized on a straight-line basis over three years.

	June 27, 2014	December 31, 2013
Customer lists	$ 456,561	$ 294,100
Less: accumulated amortization	(126,258)	(66,072)
	$ 330,303	$ 228,028

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

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of convertible debt (see Note 10). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

NOTE 4 – ASSET PURCHASE AGREEMENT

On April 9, 2014, the Company entered into an Asset Purchase Agreement (“Agreement”) with Shirley’s Employment Service, Inc. (“Shirley’s”).  Under the terms of the Agreement, Shirley’s sold all of the operating assets (“Assets”) of Shirley’s, excluding cash and accounts receivable.  In consideration for the Assets, the Company agreed to pay $300,000 in cash minus the open accounts receivable of Shirley’s. At closing it was estimated by the Company that $170,797 will be paid for the Assets after deducting accounts receivable. The first $70,797 was paid one day prior to the delivery and transfer of the Assets.  The remaining $100,000 is due in monthly installments by paying an amount equal to 5.0% of the monthly accounts receivable collected at the Tulsa, Oklahoma location.  In the event these aggregate monthly payments total less than $100,000, after 18 months, Shirley’s will issue the Company a credit memo for the difference.

The total purchase price for Shirley’s was approximately $162,461. The purchase price consisted of approximately (i) $70,797 in cash, (ii) Estimated fair value of consideration payable on collection 5.0% of the monthly accounts receivable collected by operating the Tulsa, Oklahoma location over the next 18 months of $91,664. The Company expected to pay total consideration of $100,000 in equal installments over 18 months. The fair value of the consideration was estimated by discounting the monthly installments by 12% per annum.

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

Customer relationships	$ 164,641
Net assets acquired	$ 164,641

Cash	$ 70,797
Contingent consideration	91,664
Consideration paid	$ 164,641

NOTE 5 – WORKERS COMPENSATION INSURANCE COLLATERAL FUND

During the quarter ended June 27, 2014, the Company entered into an insurance contract for workers compensation insurance for the policy period of June 14, 2014 to June 14, 2015 for fifteen States. The policy provides coverage for (i) statutory workers compensation and (ii) employer’s liability. Employer’s liability is limited to $1,000,000 per occurrence. Statutory workers compensation and employee liability has a deductible $250,000 per occurrence, resulting in the Company being substantially self-insured. Upon binding of the contract, the Company paid a collateral deposit of $222,532 to the insurance company. Thereafter, $450,000 of collateral is payable in weekly installments of $8,654. The Workers Compensation Insurance Collateral Fund “Collateral Fund” is a depleting loss fund whereby actual charges for losses per occurrence under $250,000 is directly charged to the fund. At the end of each accounting period the Company estimates and records a liability for future changes against the Collateral Fund for occurrences during the period. The Company pays a separate premium for coverage in excess of $250,000.

Other States are covered by State pools with premiums expensed when due.

NOTE 6 – PREPAID EXPENSES

As of June 27, 2014 and December 31, 2013, the Company had prepaid expenses of $102,389 and $45,497, respectively. Prepaid expenses at June 27, 2014 comprises prepaid lease payments.

NOTE 7 – RELATED PARTY

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768. This loan is payable on demand, unsecured, and bears 0% interest per annum. This loan consolidates all previous loans issued. As of June 27, 2014, $149,543 of this note has been repaid and $26,225 of this note remains outstanding.

NOTE 8 – PAYROLL TAXES PAYABLE

On March 17, 2014, the Internal Revenue Service agreed not to take collection action against the Company for payroll tax liabilities as long the Company remains current and makes monthly installments against outstanding liabilities (“Installment Agreement”). The agreed monthly installments are $5,000 which increases to $10,000 on July 28, 2014 which further increases to $15,000 on July 28, 2016. On the date of the Installment Agreement, the total amount of our federal tax liability was $1,019,923, all of which is included in the Installment Agreement. Interest under the Installment Agreement accrues at 3% plus the published Applicable Federal Short Term Rate (“AFR”) per annum. The AFR as of August 4, 2014 is 0.36% per annum. At June 27, 2014 and August 4, 2014, we were in full compliance with the terms of the Installment Agreement.

On June 23, 2014, the Company was refunded $37,227 in penalties and interest which was originally paid and expensed in fiscal 2012. This amount has been applied to our outstanding Federal payroll tax liability.

NOTE 9 – FACTORING AGREEMENT

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

The factoring line of credit with Transfac has been treated as a secured financing arrangement. As of June 27, 2014 and December 31, 2013 under the agreement with Transfac, the Company had factored receivables in the amount of $1,622,390 and $1,281,122, respectively, and recorded a liability of $1,351,175 and $865,321, respectively. Discounts and interest provided during factoring of the accounts receivable have been expensed on the accompanying combined statements of operations as interest expense. For the six months ended June 27, 2014, interest expense related to the factoring arrangement was $124,583.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

On January 1, 2014, the Company entered into an Original Issue Discount Secured Promissory Note dated December 27, 2014 with Beaufort Ventures PLC (“Holder”) for a purchase price of $101,000 and a face amount of $136,350 and maturing June 27, 2014. After the maturity date, the Notes accrues interest at 22% per annum and the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest trading price of the prior 15 trading days, determined on the then current trading market of the Company’s common stock, for 10 trading days prior to conversion. The Company may repay the convertible promissory note at any time for a net payment of $136,350. On June 27, 2014, the Company paid the Note in full for $136,350 in cash.

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

On March 4, 2013, the Company issued a Convertible Note to Vista Capital Investments, LLC (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing one year for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On January 14, 2014, the Company received cash proceeds of $25,000 on the third tranche of the Convertible Note. On March 19, 2014, the Company received cash proceeds of $25,000 on the fourth tranche of the Convertible Note. On May 27, 2014, the Company received cash proceeds of $25,000 on the fifth tranche of the Convertible Note.

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

On March 24, 2014, the Company entered into a Convertible Promissory Note with Carebourn Capital, L.P. (“Holder”) in the original principle amount of $112,500 bearing an 8% annual interest rate and maturing November 24, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

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

On April 2, 2014, the Company entered into a Convertible Promissory Note with Coventry Enterprises, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $13,000 bearing a 10% annual interest rate and maturing April 5, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest bid price during the twelve trading days prior to the conversion date including the day upon which a Notice of Conversion is received by the Company. The Company may repay the convertible promissory note if repaid within 180 days of date of issue at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On April 14, 2014, the Company entered into a Convertible Promissory Note with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less original issue discount of $12,000 bearing a 12% annual interest rate and maturing April 17, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the convertible promissory note at 145% of the original principal amount plus interest.

On April 16, 2014, the Company entered into a Convertible Promissory Note with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $13,000 bearing a 10% annual interest rate and maturing March 16, 2015. The Convertible Promissory Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing six months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the convertible promissory note if the Company pays the holder 125% of the outstanding balance.

On April 21, 2014, the Company entered into a Convertible Promissory Note with Tailwind Partners 3, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing January 21, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On May 14, 2014, the Company entered into a Convertible Promissory Note with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $103,500 less transaction costs of $3,500 bearing an 8% annual interest rate and maturing February 16, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 60 days of date of issue at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On May 27, 2014, the Company issued a Convertible Note to JMJ Financial (“Holder”), in the original principle amount of $330,000 bearing a 12% annual interest rate and maturing in one year for $300,000 of consideration paid in cash and a $30,000 original issue discount. The Company may repay the convertible note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.30 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On May 27, 2014, the Company received cash of $100,000 in the first tranche, which was net of original issue discount of $10,000.

On June 6, 2014, the Company entered into a Convertible Promissory Note with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing March 6, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On June 9, 2014, the Company entered into a Convertible Promissory Note with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less an original issue discount of $12,000 bearing a 12% annual interest rate and maturing June 9, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the convertible promissory note at 145% of the original principal amount plus interest.

See Note 13 – Stockholders’ Equity for conversions of convertible promissory notes into shares of common stock of the Company.

NOTE 11 – CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY

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

The Company’s convertible promissory note derivative liability has been measured at fair value at June 27, 2014 and December 31, 2013 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	December 31, 2013	June 27, 2014
Closing share price	$0.248	$0.219
Conversion price	$0.34	$0.34
Risk free rate	0.10%	0.04%
Expected volatility	99%	21%
Dividend yield	0%	0%
Expected life	7 months	1 months

The fair value of the convertible note payable derivative liability is $0 at June 27, 2014. The decrease in the fair value of the convertible note payable derivative liability of $20,701 is recorded as a gain in the statement of operations for the six months ended June 27, 2014.

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

The Company’s convertible promissory note derivative liability has been measured at fair value at March 27, 2014 and June 27, 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	March 27, 2014	June 27, 2014
Closing share price	$0.49	$0.219
Conversion price	$0.43	$0.43
Risk free rate	0.09%	0.03%
Expected volatility	120%	102%
Dividend yield	0%	0%
Expected life	9 months	6 months

The fair value of the convertible note payable derivative liability is $10,419 at June 27, 2014. The decrease in the fair value of the convertible note payable derivative liability of $102,042.

The Convertible Promissory Note with Tonaquint, Inc. is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.30 a share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s convertible promissory note derivative liability has been measured at fair value at April 16, 2014 and June 27, 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	April 16, 2014	June 27, 2014
Closing share price	$0.36	$0.219
Conversion price	$0.50	$0.50
Risk free rate	0.11%	0.10%
Expected volatility	129%	115%
Dividend yield	0%	0%
Expected life	11 months	10 months

The fair value of the convertible note payable derivative liability is $29,281 at June 27, 2014. The decrease in the fair value of the convertible note payable derivative liability of $18,645 is recorded as a gain in the statement of operations six months ended June 27, 2014.

The Convertible Promissory Note with JMJ Financial, is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.30 a share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s convertible promissory note derivative liability has been measured at fair value at May 27, 2014 and June 27, 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	May 27, 2014	June 27, 2014
Closing share price	$0.251	$0.219
Conversion price	$0.50	$0.50
Risk free rate	0.09%	0.10%
Expected volatility	135%	131%
Dividend yield	0%	0%
Expected life	12 months	11 months

The fair value of the convertible note payable derivative liability is $20,319 at June 27, 2014. The decrease in the fair value of the convertible note payable derivative liability of $8,961 is recorded as a gain in the statement of operations six months ended June 27, 2014.

NOTE 12 – CONTINGENT LIABILITY

The Company incurred a contingent liability related to an Asset Acquisition Agreement with Qwik Staffing Solutions, Inc. on April 29, 2013. The obligation is due in monthly installments by paying an amount equal to 6.5% of the monthly accounts receivable collected by operating the Orlando, Jacksonville and Tampa, Florida locations. The total payments are not to exceed $170,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum. The obligation to Qwik was paid in full during May 2014.

The Company incurred a contingent liability related to an Asset Acquisition Agreement with Shirley’s Employment Service, Inc. on April 13, 2014. The obligation is due in monthly installments by paying an amount equal to 5.0% of the monthly accounts receivable collected by operating the Tulsa, Oklahoma location. The total payments are not to exceed $100,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum.

Opening balance at December 31, 2013	$79,221
Purchase of Shirley’s customer list – April 13, 2014	91,664
Payments	(82,349)
Interest	2,826
Closing balance at June 27, 2014	$91,362

NOTE 13 – STOCKHOLDERS’ EQUITY

Effective May 19, 2014, the Board of Directors and the majority shareholder of the Company consented to amend the Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 75,000,000 to 150,000,000 and to create a class of “blank check” preferred stock and authorize 5,000,000 shares of preferred stock.

Preferred Stock – The Company has 5,000,000 shares of “blank check” preferred stock authorized. As of June 27, 2014 and December 31, 2013, the Company had no preferred shares issued and outstanding, respectively.

Common Stock - The Company has 150,000,000 shares of $0.001 par value common stock authorized. As of June 27, 2014 and December 31, 2013, the Company had 24,710,847 and 20,982,740 shares issued and outstanding, respectively.

On January 6, 2014, JMJ Financial elected to convert 110,000 shares of common stock with an aggregate fair value of $27,390 ($0.249 per share) based on the quoted market price of shares at the time of issuance for $11,352 in principal and interest and $16,038 for debt discount.

On January 16, 2014, JMJ Financial elected to convert 120,000 shares of common stock with an aggregate fair value of $28,188 ($0.2349 per share) based on the quoted market price of shares at the time of issuance for $12,684 in principal and interest and $16,504 for debt discount.

On January 31, 2014, JMJ Financial elected to convert 130,000 shares of common stock with an aggregate fair value of $28,600 ($0.22 per share) based on the quoted market price of shares at the time of issuance for $13,650 in principal and interest and $13,150 for debt discount.

On February 11, 2014, the Company issued 100,000 shares of common stock for professional services valued at $21,000 ($0.21 per share).

On February 12, 2014, JMJ Financial elected to convert 120,000 shares of common stock with an aggregate fair value of $28,680 ($0.239 per share) based on the quoted market price of shares at the time of issuance for $12,600 in principal and interest and $16,080 for debt discount.

On February 12, 2014, JMJ Financial elected to convert 123,943 shares of common stock with an aggregate fair value of $29,746 ($0.24 per share) based on the quoted market price of shares at the time of issuance for $13,014 in principal and interest and $16,732 for debt discount.

On March 26, 2014, JMJ Financial elected to convert 552,632 shares of common stock with an aggregate fair value of $243,158 ($0.44 per share) based on the quoted market price of shares at the time of issuance for $63,000 in principal and interest and $180,158 for debt discount.

On May 5, 2014, Vista Capital Investments, LLC elected to convert 51,867 shares of common stock with an aggregate fair value of $13,745 ($0.265 per share) based on the quoted market price of shares at the time of issuance for $7,500 principal and interest and $6,245 for debt discount.

On May 5, 2014, Iconic Holdings, LLC elected to convert 276,625 shares of common stock with an aggregate fair value of $73,306 ($0.265 per share) based on the quoted market price of shares at the time of issuance for $40,000 principal and interest and $33,306 for debt discount.

On May 19, 2014, Iconic Holdings, LLC elected to convert 305,670 shares of common stock with an aggregate fair value of $67,247 ($0.22 per share) based on the quoted market price of shares at the time of issuance for $40,000 principal and interest and $27,247 for debt discount.

On May 21, 2014, Willow Creek Capital Group, LLC elected to convert 201,746 shares of common stock with an aggregate fair value of $46,422 ($0.2301 per share) based on the quoted market price of shares at the time of issuance for $26,530 principal and interest and $19,892 for debt discount.

On June 5, 2014, Iconic Holdings, LLC elected to convert 229,167 shares of common stock with an aggregate fair value of $68,292 ($0.298 per share) based on the quoted market price of shares at the time of issuance for $30,250 principal and interest and $38,042 for debt discount.

On June 9 2014, Vista Capital Investments, LLC elected to convert 75,000 shares of common stock with an aggregate fair value of $19,950 ($0.266 per share) based on the quoted market price of shares at the time of issuance for $9,815 principal and interest and $10,135 for debt discount.

On June 10, 2014, Group 10 Holdings, LLC elected to convert 249,521 shares of common stock with an aggregate fair value of $61,981 ($0.248 per share) based on the quoted market price of shares at the time of issuance for $30,000 principal and interest and $31,981 for debt discount.

On June 13, 2014, JMJ Financial elected to convert 130,000 shares of common stock with an aggregate fair value of $31,850 ($0.245 per share) based on the quoted market price of shares at the time of issuance for $17,012 principal and interest and $14,838 for debt discount.

On June 16, 2014, Tailwind Partners 3, LLC elected to convert 274,295 shares of common stock with an aggregate fair value of $63,088 ($0.23 per share) based on the quoted market price of shares at the time of issuance for $35,000 principal and interest and $28,088 for debt discount.

On June 18, 2014, Tonaquint, Inc. elected to convert 184,436 shares of common stock with an aggregate fair value of $40,576 ($0.22 per share) based on the quoted market price of shares at the time of issuance for $25,297 principal and interest and $15,279 for debt discount.

On June 25, 2014, Tailwind Partners 3, LLC elected to convert 184,986 shares of common stock with an aggregate fair value of $40,512 ($0.219 per share) based on the quoted market price of shares at the time of issuance for $36,000 principal and interest and $4,512 for debt discount.

On June 25, 2014, Willow Creek Capital Group, LLC elected to convert 308,219 shares of common stock with an aggregate fair value of $67,500 ($0.219 per share) based on the quoted market price of shares at the time of issuance for $26,823 principal and interest and $40,677 for debt discount.

On May 16, 2014, the Company issued subscriptions payable for 100,000 shares of common stock for professional services valued at $23,000 ($0.23 per share)

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding - January 1, 2014	3,883,455	$ 0.18
Granted	-	-
Forfeited or expired	(325,580)	$ 0.05
Exercised	-	-
Outstanding– June 27, 2014	3,557,875	$ 0.19
Exercisable – June 27, 2014	1,835,000	$ 0.33

The following table summarizes information on stock options exercisable as of June 27, 2014:

Exercise Price	Number Outstanding at June 27, 2014	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.25	25,000	4.50	-
$0.295	50,000	4.25	-
$0.30	1,500,000	0.84	-
$0.41	30,000	3.81	-
$0.50	130,000	4.26	-
$0.56	50,000	3.66	-
$0.62	50,000	3.72	-

The following table summarizes information on stock options outstanding as of June 27, 2014:

Exercise Price	Number Outstanding at June 27, 2014	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.05	1,722,875	9.29	—
$0.25	25,000	4.50	—
$0.295	50,000	4.25	—
$0.30	1,500,000	0.84	—
$0.41	30,000	3.81	—
$0.50	130,000	4.26	—
$0.56	50,000	3.66	—
$0.62	50,000	3.72	—

The following is a summary of warrants activity during June 27, 2014:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2014	502,000	0.40
Warrants granted and assumed Warrants canceled	- -	- -
Warrants expired	-	-
Balance, June 27, 2014	502,000	0.40

All warrants outstanding as of June 27, 2014 are exercisable.

NOTE 14 – COMMITMENTS

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

On March 18, 2014, the Company entered into a 39 month lease agreement with Amusement Sales & Service, Inc., commencing March 18, 2014, to rent office space at 5500 White Bluff Road, Suite B, Savannah, GA. Rent is abated for three months of the lease. Monthly minimum lease payments are $1,500 for the first year of occupancy. Monthly minimum lease payments increase by approximately 3% per annum thereafter.

On April 16, 2014, the Company entered into a 36 month lease agreement with Korbet’s Restaurant, Inc., commencing August 1, 2014, to rent office space at 2029-E. Airport Blvd, Mobile, AL. Monthly minimum lease payments are $850 for the term of the lease.

On April 16, 2014, the Company entered into a 39 month lease agreement with JW Mariner Corporation, commencing May 1, 2014, to rent office space at 621 U.S. Highway 231. Panama City, FL. Rent is abated for three months of the lease. Monthly minimum lease payments are $1,050 for the first year of occupancy. Monthly minimum lease payments increase by approximately 3% per annum thereafter.

On April 21, 2014, the Company entered into a 36 month 10 day lease agreement with William D. Sconyers and Suzanne L. Sconyers, commencing April 21, 2014, to rent office space at 344 Meadow Ridge Dr., Tallahassee, FL. Rent is abated for three months of the lease. Monthly minimum lease payments are $1,400 for the first year of occupancy. Monthly minimum lease payments increase by approximately 3% per annum thereafter.

On April 21, 2014, the Company entered into a 60 month lease agreement with L’Wood Associates, Inc., commencing May 1, 2014, to rent office space at 4365 Dorchester Rd. Suite 108, North Charleston, SC. Monthly minimum lease payments are $1,452 for the first year of occupancy. Monthly minimum lease payments increase by approximately 3% per annum thereafter.

On April 23, 2014, the Company entered into a 36 month lease agreement with Gale York, commencing May 1, 2014, to rent office space at 1103 Broad Avenue Suite A, Gulfport, MS. Monthly minimum lease payments are $1,250 for the term of the lease.

On April 24, 2014, the Company entered into a 36 month lease agreement with Monterrery Plaza, LLC, commencing May 1, 2014, to rent office space at 9250 Florida Blvd, Baton Rouge, LA. Monthly minimum lease payments are $1,450 for the term of the lease.

On April 28, 2014, the Company entered into a 36 month lease agreement with John Cockfield, commencing April 28, 2014, to rent office space at 4621 Jefferson Hwy, Jefferson, LA. Monthly minimum lease payments are $1,200 for the term of the lease.

On May 1, 2014, the Company entered into a 60 month lease agreement with SP Forest Oaks, LLC, commencing May 1, 2014, to rent office space at 5007 N. Davis Highway Unit 15, Pensacola, FL. Rent is abated for three months of the lease. Monthly minimum lease payments are $1,115.25 for the first year of occupancy. Monthly minimum lease payments increase by approximately 3% per annum thereafter.

On May 22, 2014, the Company entered into a 38 month lease agreement with Vaughn Plaza, LLC, commencing June 1, 2014, to rent office space at 5034 and 5036 Vaughn Road, Montgomery, AL. Monthly minimum lease payments are $1,305 for the term of the lease. Rent is abated for first two months of the lease.

Six months ended December 31,	2014	$ 239,315
Year ended December 31,	2015	407,638
Year ended December 31,	2016	304,331
Year ended December 31,	2017	178,724
Year ended December 31,	2018	100,174
Year ended December 31,	2019	40,357
		$ 1,270,539

NOTE 15 – SUBSEQUENT EVENTS

On July 1, 2014, JMJ Financial elected to convert 140,000 shares of common stock to convert $16,800 principal amount of a Convertible Promissory Note.

On July 3, 2014, the Company received cash proceeds of a Convertible Promissory Note dated June 27, 2014 with JSJ Investment Inc. (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing December 27, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. Upon the maturity date, this note has a cash redemption value of 135%. This provision only may be exercised if the consent of the Note holder is obtained.

On July 7, 2014, the Company elected to pay in full Asher Enterprises Inc. $87,535 in cash a convertible promissory note dated January 8, 2014. The payment comprises $63,000 of principal, $2,485 of interest and $22,050 of premium.

On July 7, 2014, Tailwind Partners, LLC elected to convert 301,724 shares of common stock to convert $35,000 principal amount of a Convertible Promissory Note.

On July 7, 2014, Group 10 Holdings, LLC, elected to convert 224,245 shares of common stock to convert $30,000 principal amount of a Convertible Promissory Note.

On July 8, 2014, Vista Capital Investments, LLC elected to convert 112,379 shares of common stock to convert $13,486 principal amount of a Convertible Promissory Note.

On July 11, 2014, the Company entered into a Convertible Promissory Note with Tonaquint Inc. (“Holder”) in the original principal amount of $225,000 less an original issuer’s discount of $20,000 and transaction costs of $5,000 bearing a 10% annual interest rate and maturing June 11, 2015. In conjunction with the Convertible Promissory Note, the Company issued a warrant, which expires in five years, to purchase the number of common shares equal to $56,250 divided by the Market Price. Market Price is defined as the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the issue date. The initial exercise price is $0.45 per share which may be adjusted downward for subsequent equity sales at a price lower than the exercise price. The Convertible Promissory Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing six months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the convertible promissory note if the Company pays the holder 125% of the outstanding balance.

On July 11, 2014, the Company issued 100,000 shares in satisfaction of stock payable for $23,000 in stock-based compensation for professional fees.

On July 14, 2014, the Company elected to pay in full Daniel James Management, Inc. $144,780 in cash a convertible promissory note dated January 14, 2014. The payment comprises $101,000 of principal, $6,244 of interest and $37,536 of premium.

On July 15, 2014, the Company entered into a Convertible Promissory Note with Macallan Partners, LLC (“Holder”) in the original principal amount of $115,000 less an original issue discount of $14,000 bearing a 0% annual interest rate and maturing January 7, 2015. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest trading price of any day during the 15 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, and between 61 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest.

On July 17, 2014, Tonaquint, Inc. elected to convert 162,227 shares of common stock to convert $19,969 principal amount of a Convertible Promissory Note.

On July 22, 2014, the Company elected to pay in full WHC Capital, LLC $144,443 in cash a convertible promissory note dated January 22, 2014. The payment comprises $101,000 of principal, $5,995 of interest and $37,448 of premium.

On July 22, 2014, JMJ Financial elected to convert 162,629 shares of common stock to convert $16,588 principal amount of a Convertible Promissory Note.

On July 25, 2014, Metolius Capital, LLC, elected to convert 1,075,051 shares of common stock to convert $106,000 principal amount of a Convertible Promissory Note.

On July 22, 2014, Group 10 Holdings, LLC elected to convert 302,190 shares of common stock to convert $30,000 principal amount of a Convertible Promissory Note.

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

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

	uncertainties relating to general economic and business conditions;
	industry trends; changes in demand for our products and services;
	uncertainties relating to customer plans and commitments and the timing of orders received from customers;
	announcements or changes in our pricing policies or that of our competitors;
	unanticipated delays in the development, market acceptance or installation of our products and services;
	changes in government regulations; availability of management and other key personnel;
	availability, terms and deployment of capital; relationships with third-party equipment suppliers; and
	worldwide political stability and economic growth.

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

Overview

Labor Smart, Inc. was incorporated in the State of Nevada on May 31, 2011. We are an emerging provider of temporary employees to the construction, manufacturing, hospitality, restoration and retail industries. We provide unskilled and semi-skilled temporary workers to our customers. The Company has rapidly grown from two branch offices at November 2011 to thirty branch offices at June 27, 2014. The majority of our growth in branch offices was achieved by opening Company-owned locations. A total of four branch offices were acquired through our acquisition of Qwik Staffing and Shirley’s Employment. The Company's annual revenues grew from approximately $7.1 million to $16.6 million from 2012 to 2013. This revenue growth has been generated both by opening new branch offices and by continuing to increase revenue at existing branch offices.

Our mission is to be the provider of choice to our growing community of customers, with a service-focused approach, that positions us as a resource and partner for their business.

Seasonality

Generally, we expect our revenues to be higher and gross margin percent to be higher during the second and third fiscal quarters as compared to the first and fourth fiscal quarters each year. During the second and third quarters we receive the majority of our contracts to supply labor to construction firms. Contracts for construction work tends to be both larger in dollar amount and to be more profitable than our other contracts. However, the effects of seasonality is partially muted by our rapid revenue growth rate.

Growth Strategy

Historically, our growth strategy has been heavily focused on new branch office openings, growth in revenue from existing offices, and closing one small acquisition per year. On June 14, 2014, we secured a large deductible worker’s compensation insurance policy which resulted in us becoming substantially self-insured. We have adjusted our growth strategy based on this significant change to the fundamentals of our business.

During the second half of fiscal 2014, we do not expect to open any new branches, however, we are aggressively pursuing acquisitions that fit well with our culture and will continue to seek more acquisition opportunities than in prior years. This major shift in focus is directly related to our new large deductible worker’s compensation policy. Our industry is very fragmented. We have invested heavily in our corporate infrastructure in the last two years. We believe we can execute acquisitions with an investment of one to four times EBITDA of the seller and immediately recognize economies of scale and a reduced cost of sales for the acquired company as it is integrated into our operations. With our experienced management team, we believe we can successfully execute and close acquisitions totaling $20-$40 million in revenue in 2015.

In fiscal 2015, we expect to open up to 12 new branch locations. Selection of these locations will be more strategic than in prior years. We will, when possible, open locations based on needs of already existing clients. Our client base continues to grow. In the second quarter of fiscal 2014, we added 289 new clients to our book of business. We will continue to focus on growing our client base in existing branches as well as expanding opportunities with current clients across our growing geographic footprint.

At December 31, 2013, we had 15 branches and at June 27, 2014, we had 30 branches. The increase in branches was due to fourteen branches added through internal growth and one branch added through acquisition.

Results of Operations – Three Months Ended June 27, 2014 as Compared to Three Months Ended June 30, 2013.

Summary of Operations:

Revenue for the three months ended June 27, 2014 was $6,437,976 as compared to $4,037,040 for the three months ended June 30, 2013. An increase for the three months ended June 27, 2014 of $2,400,936 or 59%. This increase was due to improved revenue from existing branches and the opening of new branches in the first half of fiscal 2014 as well as our acquisition of Shirley’s Employment. Of the 14 branches that were open at June 30, 2013, revenue for the three months ended June 27, 2014 was $5,481,206 representing a 35.77% increase in same branch revenue in a year over year comparison.

Cost of Services:

Cost of services was 79% of revenue for the three months ended June 27, 2014 and 85% for the three months ended June 30, 2013. Cost of services mainly consists of payroll related and worker’s compensation expense for our laborers which was $4,709,556 or 73% and $362,671 or 6% of revenues, respectively for the three months ended June 27, 2014 and $3,311,592 or 82% and $116,082 or 3% of revenues, respectively for the three months ended June 30, 2013. The decrease in our cost of services as a percentage of revenue was driven mainly by our ability to achieve higher billing rates with new clients as we expanded our operations. This was offset by an increase in our worker’s compensation costs when compared to 2013.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 12% of revenue for the three months ended June 27, 2014 and 12% for the three months ended June 30, 2013.

For the three months ended June 27, 2014, of our total $1,501,749 in operating expenses, $59,545 is attributable to professional fees including legal, accounting, and consulting services, $12,841 in stock based compensation related to vesting of stock options, $590,933 to staff payroll expenses, $84,064 to bad debts, and $754,366 to general and administrative fees.

For the three months ended June 30, 2013, of our total $1,176,105 in operating expenses, $297,056 is attributable to professional fees including legal, accounting, and consulting services, $23,954 in stock based compensation related to consulting fees, $300,519 to staff payroll expenses, $57,838 for loss on sale of receivables and $496,738 to general and administrative expenses.

Results of Operations – Six months Ended June 27, 2014 as Compared to Six months Ended June 30, 2013.

Summary of Operations:

Revenue for the six months ended June 27, 2014 was $11,230,917 as compared to $6,540,912 for the six months ended June 30, 2013. An increase for the six months ended June 27, 2014 of $4,690,005 or 72%.

Cost of Services:

Cost of services was 78% of revenue for the six months ended June 27, 2014 and 85% for the six months ended June 30, 2013. Cost of services mainly consists of payroll and worker’s compensation expense for our laborers which was $8,211,996 or 73% and $545,460 or 5% of revenues, respectively for the six months ended June 27, 2014 and $5,398,851 or 82% and $181,299 or 3% of revenues, respectively for the six months ended June 30, 2013.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 14% of revenue for the six months ended June 27, 2014 and 11% for the six months ended June 30, 2013.

For the six months ended June 27, 2014, of our total of $2,885,736 in operating expenses, $152,142 is attributable to professional fees including legal, accounting, and consulting services, $69,997 in stock based compensation related to vesting of stock options, $1,034,587 to staff payroll expenses, $96,046 to bad debts, and $1,532,964 to general and administrative fees.

For the six months ended June 30, 2013, of our total $1,933,985 in operating expenses, $359,556 is attributable to professional fees including legal, accounting, and consulting services, $274,570 in stock based compensation related to consulting fees, $460,595 to staff payroll expenses, $93,360 for loss on sale of receivables and $745,904 to general and administrative expenses.

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

Net cash used in operations was $1,744,172 during the six months ended June 27, 2014. Net cash flows used in operating activities for the six months ended June 27, 2014 mainly consisted of a net loss of $1,997,354 adjusted for stock based compensation of $69,997, financing fees of $1,565,546, by an increase of $1,048,383 in accounts receivable, an increase in other assets of $262,563 primarily consisting of $231,186 in workers compensation insurance collateral and an increase of $10,538 in payroll taxes payable.

Net cash used in operations was $640,273 during the six months ended June 30, 2013. Net cash flows used in operating activities for the six months ended June 30, 2013 mainly consisted of a net loss of $1,410,735 adjusted for stock based compensation of $274,570, financing fees of $436,204, an increase of our off-balance sheet receivables factoring of $201,905, by an increase of $1,147,862 in accounts receivable and an increase of $824,010 in payroll taxes payable.

Cash used in investing activities totaled $160,364 for the six months ended June 27, 2014. Net cash flows used by investing activities consists of assets acquired in asset purchase agreement of $70,797, the purchase of fixed assets of $68,467 and $56,403 in the purchase of marketable securities offset by $35,303 in proceeds from the sale of marketable securities.

Cash used in investing activities totaled $149,755 for the six months ended June 30, 2013. Net cash flows used by investing activities consists of assets acquired in asset purchase agreement of $150,000 and $92,453 in the purchase of marketable securities offset by $92,698 in proceeds from the sale of marketable securities.

Net cash provided by financing activities totaled $2,001,119 for the six months ended June 27, 2014. Net cash flows from financing activities consisted of proceeds from convertible notes payable of $2,046,365, offset by payments on a convertible note payable of $430,170, payments on related party notes of $18,581, net amount received of $485,854 from factor and payments towards a contingent liability of $82,349.

Net cash provided by financing activities totaled $729,099 for the six months ended June 30, 2013. Net cash flows from financing activities consisted of proceeds from the sale of common stock of $100,000, proceeds from convertible notes payable of $798,200, offset by payments on a convertible note payable of $103,500, payments on related party notes of $55,000, payments towards a contingent liability of $410 and payment for financed insurance premiums of $10,191.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans in 2014.

Assets and Liabilities:

At June 27, 2014, we had total current assets of approximately $3,412,434 and current liabilities of approximately $5,959,218. Included in current assets are trade accounts receivable of approximately $2,989,820, prepaid expenses of $102,389, and deferred financing costs of $21,420. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off, as it is probable the receivable will not be collected. We wrote down $96,046 in bad debt included in S,G,&A during the six months ended June 27, 2014. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:

On July 24, 2013, the Company terminated a month-to-month financing agreement with Riviera Finance LLC (“Riviera”) that included a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. Receivables were factored at a rate of 85% of the invoice face value on accepted accounts.

Our total financing costs through our facility with Riviera for the six months ended June 27, 2014 and 2013 was $0 and $93,360, respectively, which is reflected on our Statements of Operations as a loss on sale of receivables. As collateral for repayment of any and all obligations, we granted Riviera a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

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

Our total financing costs through our facility with Transfac for the six months ended June 27, 2014 and 2013 was $124,583 and $0, respectively, which is reflected on our Statements of Operations as interest and finance expense. As collateral for repayment of any and all obligations, we granted Transfac a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off-Balance Sheet Arrangements

As of June 27, 2014, we do not have any off-balance sheet arrangements except for our factored receivables under our agreements with Transfac Capital, Inc. The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 26, 2014, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On May 5, 2014, Vista Capital Investments, LLC elected to convert 51,867 shares of common stock for $7,500 principal and interest.

On May 5, 2014, Iconic Holdings, LLC elected to convert 276,625 shares of common stock for $40,000 principal and interest.

On May 19, 2014, Iconic Holdings, LLC elected to convert 305,670 shares of common stock for $40,000 principal and interest.

On May 21, 2014, Willow Creek Capital Group, LLC elected to convert 201,746 shares of common stock for $26,530 principal and interest.

On June 5, 2014, Iconic Holdings, LLC elected to convert 229,167 shares of common stock for $30,250 principal and interest.

On June 9 2014, Vista Capital Investments, LLC elected to convert 75,000 shares of common stock for $9,815 principal and interest.

On June 10, 2014, Group 10 Holdings, LLC elected to convert 249,521 shares of common stock for $30,000 principal and interest.

On June 13, 2014, JMJ Financial elected to convert 130,000 shares of common stock for $17,012 principal and interest.

On June 16, 2014, Tailwind Partners 3, LLC elected to convert 274,295 shares of common stock for $35,000 principal and interest.

On June 18, 2014, Tonaquint, Inc. elected to convert 184,436 shares of common stock for $25,297 principal and interest.

On June 25, 2014, Tailwind Partners 3, LLC elected to convert 184,986 shares of common stock for $36,000 principal and interest.

On June 25, 2014, Willow Creek Capital Group, LLC elected to convert 308,219 shares of common stock for $26,823 principal and interest.

The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 27, 2014.

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

Date: August 11, 2014