Form 10-Q
period 2014-09-26
Labor Smart, Inc.
filed 2014-11-10
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54654

LABOR SMART, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2433287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3270 Florence Road, Suite 200
Powder Springs, GA	30141
(Address of principal executive offices)	(Zip Code)

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

Number of shares of issuer's common stock outstanding as of November 4, 2014 was 55,493,408.

LABOR SMART, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LABOR SMART, INC.

BALANCE SHEETS

(UNAUDITED)

	September 26,	December 31,
	2014	2013
Assets
Current assets
Cash	$440,181	$178,539
Accounts receivable, net	3,702,213	1,941,437
Prepaid expense	170,602	45,497
Deferred financing costs	7,199	57,748
Marketable securities	105,118	4,972
Other assets	6,334	11,591
Total current assets	4,431,647	2,239,784

Deposits	77,783	20,014
Fixed assets, net	65,779	7,894
Customer relationships, net	435,140	228,028
Workers' compensation insurance collateral	343,217	—
Total long-term assets	921,919	255,936

Total assets	$5,353,566	$2,495,720

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued liabilities	$155,722	$135,524
Loan payable to factor	1,483,352	865,321
Payroll taxes payable	1,650,414	1,487,907
Notes payable, related party	17,225	44,806
Contingent liability - current portion	122,129	—
Convertible note payable, net of unamortized discount of $2,112,623
and $578,848, respectively	3,238,034	1,057,679
Convertible note payable derivative liability	984,763	20,701
Warrant derivative liability	25,500	—
Total current liabilities	7,677,139	3,611,938

Contingent liability	54,049	79,221
Total liabilities	7,731,188	3,691,159

Stockholders' deficit
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding)	—	—
Series A Preferred stock, ($.0001 par value, 51
shares authorized; none issued and outstanding)	—	—
Common stock; $0.001 par value; 1,000,000,000 shares authorized,
28,557,173 and 20,982,740 issued and outstanding as of
September 26, 2014 and December 31, 2013, respectively.	28,557	20,982
Additional paid-in capital	3,799,533	1,978,043
Accumulated deficit	(6,278,461)	(3,193,778)
Accumulated other comprehensive income (loss)	72,749	(686)
Total stockholder's deficit	(2,377,622)	(1,195,439)
Total liabilities and stockholders' deficit
	$5,353,566	$2,495,720

See Accompany Notes to Financial Statements

LABOR SMART, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months September 26, 2014	For the three months September 30, 2013	For the nine months September 26, 2014	For the nine months September 30, 2013

Revenues	$6,847,744	$5,345,172	$18,078,661	$11,886,084

Cost of sales	5,132,736	4,435,363	13,890,193	10,015,513

Gross profit	1,715,008	909,809	4,188,468	1,870,571

Operating expenses
Professional fees	83,130	57,045	212,272	220,933
Stock-based compensation for services	26,260	69,483	119,257	539,721
Payroll	738,563	388,385	1,773,150	848,980
Bad debt	17,329	—	113,375	—
Loss on sale of receivables	—	32,242	—	125,602
General and administrative	951,153	529,440	2,484,116	1,275,344

Total operating expenses	1,816,435	1,076,595	4,702,170	3,010,580

Operating loss	(101,427)	(166,786)	(513,702)	(1,140,009)

Other income (expenses)
Interest and finance expense	(1,165,075)	(272,437)	(2,913,386)	(708,641)
Interest income	—	—	—	73
Gain on change in fair value in derivative liability	191,192	15,912	357,842	15,912
Loss on sale of securities	(12,018)	4,297	(15,437)	2,916

Total other income (expenses)	(985,901)	(252,228)	(2,570,981)	(689,740)

Net loss	$(1,087,328)	$(419,014)	$(3,084,683)	$(1,829,749)

Other comprehensive income (loss):
Unrealized gain on marketable securities	78,166	1,399	73,435	(3,372)
Other comprehensive income (loss)	78,166	1,399	73,435	(3,372)

Comprehensive loss	$(1,009,162)	$(417,615)	$(3,011,248)	$(1,833,121)

Basic loss per common share	$(0.04)	$(0.02)	$(0.13)	$(0.10)

Basic weighted average common
shares outstanding	26,764,068	19,436,806	23,711,572	18,951,574

See Accompany Notes to Financial Statements

LABOR SMART, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months September 26, 2014	For the nine months September 30, 2013
Cash flows from operating activities:
Net loss	$(3,084,683)	$(1,829,749)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation for services	119,257	539,721
Interest and financing costs	2,389,537	660,088
Bad debt	—	—
Depreciation and amortization	114,748	43,336
(Gain) loss on sale of securities	15,437	(2,916)
Gain on change in fair value of derivative liability	(357,842)	(15,912)
Changes in operating assets and liabilities:
Increase in off-balance sheet receivable factoring	—	570,771
Increase in accounts receivables	(1,760,776)	(1,477,838)
Increase (decrease) in prepaid expense	(125,104)	495
Increase in other assets	(395,729)	29,423
Increase in accounts payable and accrued liabilities	20,197	30,294
Increase in payroll taxes payable	162,507	847,642
Net cash used by operating activities	(2,902,451)	(604,645)

Cash flows from investing activities:
Assets acquired in asset purchase agreement	(120,797)	(150,000)
Purchase of fixed assets	(75,754)	(1,188)
Proceeds from sale of marketable securities	57,191	986,825
Purchase of marketable securities	(99,339)	(966,696)
Net cash used by investing activities	(238,699)	(131,059)

Cash flows from financing activities:
Proceeds from common stock	—	100,000
Proceeds from convertible notes payable	3,844,823	1,033,200
Proceeds from loan payable to factor	618,031	—
Payment on convertible note payable	(941,039)	(103,500)
Payment on notes payable - related party	(27,581)	(129,962)
Payments on contingent liability	(91,442)	(37,626)
Payment on financed insurance	—	(13,560)
Net cash provided by financing activities	3,402,792	848,552

Net change in cash	261,642	112,848

Cash, beginning of period	178,539	124,888

Cash, end of period	$440,181	$237,736

Supplemental disclosure of cash flow information:
Interest paid	$381,399	$—
Taxes paid	$—	$—
Non-cash interest and financing activities
Warrants issued as part of deferred finance costs	$—	$57,359
Shares issued for prepaid services	$—	$389,272
Finance costs included in convertible note value	$—	$65,800
Shares issued for convertible notes	$822,681	$—
Contingent liability associated with asset purchase	$183,194	$158,490
Convertible note payable derivative liability	$1,300,883	$65,922
Warrant derivative liability	$46,560	$—

 See Accompany Notes to Financial Statements

LABOR SMART, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2014

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The Company had a net loss of $3,084,683 for the nine months ended September 26, 2014. Additionally, the operating activities of the Company used $2,902,451 net cash during the same nine month period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

On May 20, 2014, the Board of Directors of the Company determined it is in the best interests of the Company to change its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Friday closest to December 31. The change is intended to align the Company’s fiscal periods more closely with the seasonality of its business and improve comparability with industry peers. This change is effective with the end of the registrant’s fiscal second quarter ended September 26, 2014. The change to a 52-53 week fiscal year will be retroactively applied as if it was adopted as of January 1, 2014. The registrant’s current fiscal year will end on December 26, 2014. The three month and nine month periods ended September 26, 2014 include 13 weeks and 26 weeks, respectively.

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

Pursuant to ASC 825, the fair value of cash and marketable securities is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of cash, accounts receivables, accounts payable and accrued liabilities, and notes payable approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of September 26, 2014 and December 31, 2013 as follows:

	Fair Value Measurements as of September 26, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	09/26/14	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$56,977	$56,977	$0	$0
Warrant	48,141	0	48,141	0
Total	$105,118	$56,977	$48,141	$0
Liabilities:
Convertible note payable derivative liability	$984,763	$0	$984,763	$0
Warrant derivative liability	25,500	0	25,500	0
Contingent consideration payable	176,178	0	0	176,178
Total	$1,186,441	$0	$1,010,263	$176,178

Equity securities comprise publicly traded shares of common stock. Warrant give the Company, the right but not the obligation, to purchase 100,000 shares of Argon Beauty Corp. (OTCBB:ABXX). The warrant is valued at the end of each accounting period using the Black Scholes option valuation model using the following inputs at September 26, 2014: stock price $0.51, exercise price $0.50, expected life 2.98 years, volatility 220%, dividends 0% and discount rate 1.08%.

	Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$4,972	$4,972	$0	$0
Total	$4,972	$4,972	$0	$0
Liabilities:
Convertible note payable derivative liability	$20,701	$0	$20,701	$0
Contingent consideration payable	79,221	0	0	79,221
Total	$99,922	$0	$20,701	$79,221

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of September 26, 2014, the Company’s accounts are insured for $250,000 by FDIC for US bank deposits.

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

Factoring Agreement and Accounts Receivable

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”). Advances to the Company from Transfac are with recourse and are secured by assets of the Company and are treated as a secured financing arrangement. As of September 26, 2014 and December 31, 2013, factored accounts receivable total $1,483,352 and $865,321, respectively.

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of September 26, 2014 and December 31, 2013, the Company has recorded an allowance of $55,605 and $156,297, respectively.

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

	September 26, 2014	December 31, 2013
Office equipment and furniture	$87,595	$11,841
Less: accumulated depreciation	(21,816)	(3,947)
	$65,779	$7,894

Customer Relationships

Customer relationships comprise customer lists acquired from Qwik Staffing Solutions, Inc. on April 29, 2013 with an estimated fair value of $293,920 from Shirley’s Employment Service, Inc. on April 9, 2014 with an estimated fair value of $162,641 and from Kwik Jobs on September 26, 2014 with an estimated fair value of $141,529. Customer lists are amortized on a straight-line basis over three years.

	September 26, 2014	December 31, 2013
Customer lists	$ 598,090	$ 294,100
Less: accumulated amortization	(162,950)	(66,072)
	$ 435,140	$ 228,028

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible promissory notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

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

NOTE 4 – ASSET PURCHASE AGREEMENTS

On April 9, 2014, the Company entered into an Asset Purchase Agreement (“Agreement”) with Shirley’s Employment Service, Inc. (“Shirley’s”).  Under the terms of the Agreement, Shirley’s sold all of the operating assets (“Assets”) of Shirley’s, excluding cash and accounts receivable.  In consideration for the Assets, the Company agreed to pay $300,000 in cash minus the open accounts receivable of Shirley’s. At closing, it was estimated by the Company that $170,797 will be paid for the Assets after deducting accounts receivable. The first $70,797 was paid one day prior to the delivery and transfer of the Assets.  The remaining $100,000 is due in monthly installments by paying an amount equal to 5.0% of the monthly accounts receivable collected at the Tulsa, Oklahoma location.  In the event these aggregate monthly payments total less than $100,000, after 18 months, Shirley’s will issue the Company a credit memo for the difference.

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

On September 26, 2014, the Company entered into an Asset Purchase Agreement (“Agreement”) with Kwik Jobs, Inc. (“Kwik’s”).  Under the terms of the Agreement, Kwik’s sold all of the operating assets (“Assets”) of Kwik’s. The first $50,000 was paid on closing.  The remaining estimated $100,000 is due in monthly installments by paying an amount equal 5.0% of the monthly accounts receivable collected at the Birmingham Alabama and Decatur Georgia locations.

The fair value of the total purchase price for Kwik’s was approximately $141,529. The purchase price consisted of (i) $50,000 in cash, (ii) Estimated fair value of consideration payable on collection 5.0% of the monthly accounts receivable collected at the Birmingham, Alabama and Decatur, Georgia locations over the next 18 months of $91,529. The Company estimates that it will pay total consideration of $100,000 in equal installments over 18 months. The fair value of the consideration was estimated by discounting the monthly installments by 12% per annum.

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

Customer relationships	$ 141,529
Net assets acquired	$ 141,529

Cash	$ 50,000

Contingent consideration	91,529
Consideration paid	$ 141,529

NOTE 5 – WORKERS COMPENSATION INSURANCE COLLATERAL FUND

During the quarter ended September 26, 2014, the Company entered into an insurance contract for workers compensation insurance for the policy period of June 14, 2014 to June 14, 2015. The policy coverage is for fifteen states. Coverage provided is $1,000,000 per occurrence with a deductible of $250,000 per occurrence. Upon binding of the contract, the Company paid a collateral deposit of $222,532 and 8% of the estimated annual premium of $27,468. Thereafter, $450,000 of collateral is payable in weekly installments of $8,654 and estimated premium of $343,347 is payable in weekly installments of $6.603. The Workers Compensation Insurance Collateral Fund “Collateral Fund” is a depleting loss fund whereby actual charges for losses per occurrence under $250,000 is directly charged to the fund. At the end of each accounting period the Company estimates and records a liability for future changes against the Collateral Fund for occurrences during the period. Premiums paid under the contract cover losses in excess of $250,000.

Other States are covered by State pools with premiums expensed when due.

NOTE 6 – PREPAID EXPENSES

As of September 26, 2014 and December 31, 2013, the Company had prepaid expenses of $170,602 and $45,497, respectively. Prepaid expenses at September 26, 2014 comprises prepaid lease payments and other prepaid amounts.

NOTE 7 – RELATED PARTY

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768. This loan is payable on demand, unsecured, and bears 0% interest per annum. This loan consolidates all previous loans issued. As of September 26, 2014, $158,543 of this note has been repaid and $17,225 of this note remains outstanding.

NOTE 8 – PAYROLL TAXES PAYABLE

On March 17, 2014, the Internal Revenue Service agreed not to take collection action against the Company for payroll tax liabilities as long as the Company remains current and makes monthly installments against outstanding liabilities (“Installment Agreement”). The agreed monthly installments are $5,000 which increases to $10,000 on July 28, 2014 which further increases to $15,000 on July 28, 2016. On the date of the Installment Agreement, the total amount of our federal tax liability was $1,019,923, all of which is included in the Installment Agreement. Interest under the Installment Agreement accrues at 3% plus the published Applicable Federal Short Term Rate (“AFR”) per annum. The AFR as of August 4, 2014 is 0.36% per annum. At September 26, 2014 and August 4, 2014, we were in full compliance of the terms of the Installment Agreement.

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

The factoring line of credit with Transfac has been treated as a secured financing arrangement. As of September 26, 2014 and December 31, 2013 under the agreement with Transfac, the Company had factored receivables in the amount of $1,850,824 and $1,281,122, respectively, and recorded a liability of $1,483,352 and $865,321, respectively. Discounts and interest provided during factoring of the accounts receivable have been expensed on the accompanying statements of operations as interest expense. For the nine months ended September 26, 2014, interest expense related to the factoring arrangement was $218,946.

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

On March 4, 2013, the Company issued a Convertible Promissory Note (“Note”) to Vista Capital Investments, LLC (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing one year for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.

i)	The Company received cash proceeds of $25,000 on the first tranche of the Note, which was net of original issue discount of $20,533. During the year ended December 31, 2013, the Holder converted 217,374 shares of common stock of the Company with a fair value of $61,667 for $25,000 and $5,800 in principal and interest, respectively. On November 21, 2013, the first tranche of the Note was paid in full.
ii)	On October 30, 2013, the Company received cash proceeds of $25,000 on the second tranche of the Note, which was net of original issue discount of $18,667. During the nine months ended September 26, 2014, the Holder converted 239,246 shares of common stock of the Company with a fair value of $57,856 for $27,500 and $3,300 in principal and interest, respectively. On March 3, 2013, the second tranche of the Note was paid in full.
iii)	On January 14, 2014, the Company received cash proceeds of $25,000 on the third tranche of the Note.
iv)	On March 19, 2014, the Company received cash proceeds of $25,000 on the fourth tranche of the Note. During the nine months ended September 26, 2014, the Holder converted 100,000 shares of common stock of the Company with a fair value of $17,500 for $10,260 in principal and interest, respectively.
v)	On May 27, 2014, the Company received cash proceeds of $25,000 on the fifth tranche of the Note.
vi)	On July 24, 2014, the Company received cash proceeds of $25,000 on the sixth tranche of the Note.

On March 6, 2013, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principle amount of $275,000 bearing a 12% annual interest rate and maturing in one year for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.

i)	On March 6, 2013, the Company received cash of $46,000 in the first tranche, which was net of original issue discount of $41,067. During the year ended December 31, 2013, the Holder converted 433,705 shares of common stock of the Company with a fair value of $115,758 for $55,000 and $6,600 in principal and interest, respectively. On November 12, 2013, the first tranche was paid in full.
ii)	On June 27, 2013, the Company received the second tranche of $50,000 in cash, which was net of original issue discount of $43,750. During the nine months ended September 26, 2014, the Holder converted 603,943 shares of common stock of the Company with a fair value of $142,804 for $56,250 and $6,750 in principal and interest, respectively. On March 3, 2014, the second tranche of the Note was paid in full.
iii)	On September 27, 2013, the Company received the third tranche of $50,000 in cash, which was net of original issue discount of $42,000. During the nine months ended September 26, 2014, the Holder converted 552,632 shares of common stock of the Company with a fair value of $243,158 for $56,250 and $6,750 in principal and interest, respectively. On March 26, 2014, the third tranche of the Note was paid in full.
iv)	On December 9, 2013, the Company received the fourth tranche of $40,000 in cash, which was net of original issue discount of $36,497. During the nine months ended September 26, 2014, the Holder converted 432,629 shares of common stock of the Company with a fair value of $96,576 for $45,000 and $5,400 in principal and interest, respectively. On July 22, 2014, the fourth tranche of the Note was paid in full.

On July 11, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $63,000 bearing an 8% annual interest rate and maturing April 15, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $60,000, which was net of original issue discount of $48,400. On January 9, 2014, the Company elected to pay the Note in full for $87,466 in cash allocated to $63,000 and $24,466 in principal and interest, respectively.

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

The Company may repay the Note at 135% of the original principal amount plus interest. The Company received cash proceeds of $125,000, which was net of original issue discount of $103,516 and convertible note payable derivative liability of $65,723. During the nine months ended September 26, 2014, the Company elected to pay $79,099 in cash and the Holder converted 509,965 shares of common stock of the Company with a fair value of $113,922 for $53,353 in principal and interest. At July 16, 2014, the Note was paid in full.

On October 31, 2013, the Company issued a Convertible Promissory Note (“Note”) to Iconic Holding, LLC (“Holder”), in the original principle amount of $110,250 bearing a 0% annual interest rate and maturing October 31, 2014 for $105,000 of consideration paid in cash and a $5,250 original issue discount. This unsecured Note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 60% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the Note within 60 days of date of issue at 125% of the original principal amount plus interest, between 60 days and 120 days at 130% of the original principal amount plus interest plus 30,000 shares of common stock of the Company and between 120 days and 180 days at 135% of the original principal amount plus interest plus 60,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder. The Company received cash proceeds of $105,000, which was net of unamortized discount of $73,500. At December 31, 2013, $12,284 of discount has been amortized. During the nine months ended September 26, 2014, the Holder converted 811,462 shares of common stock of the Company with a fair value of $208,845 for $110,250 of principal and interest. On June 5, 2014, the Note was paid in full.

On November 4, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principle amount of $128,500 bearing an 8% annual interest rate and maturing November 4, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $125,000, which was net of original issue discount of $100,496. On May 21, 2014, the Company elected to pay the Note in full for $178,545 in cash allocated to $128,500 and $50,045 in principal and interest, respectively.

On December 9, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing December 9, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest. Thereafter, the Company subject to the approval of the Holder, may repay the Note at 135% of the original principal amount plus interest. The Company received cash proceeds of $101,000 which was net of original issue discount of $97,135. During the nine months ended September 26, 2014, the Holder converted 993,428 shares of common stock of the Company with a fair value of $214,959 for $105,000 of principal and interest.

On December 12, 2013 the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principle amount of $115,000 bearing a 10% annual interest rate and maturing November 12, 2014. The Note is due is six equal monthly installments plus interest (“Installment Amount”) commencing six months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. The Company received cash proceeds of $100,000, which was net of original issue discount of $83,703. During the nine months ended September 26, 2014, the Company elected to pay $24,994 in cash and the Holder converted 713,167 shares of common stock of the Company with a fair market value of $138,205 for $90,126 in principal and interest. At July 17, 2014, the Note was paid in full.

On December 13, 2013 the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principle amount of $106,000 bearing a 12% annual interest rate and maturing November 12, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $101,000, which was net of original issue discount of $83,673. During the nine months ended September 26, 2014, the Holder converted 650,409 shares of common stock of the Company with a fair value of $77,528 for $57,452 of principal and interest.

On January 1, 2014, the Company entered into an Original Issue Discount Secured Promissory Note dated December 27, 2014 with Beaufort Ventures PLC (“Holder”) for a purchase price of $101,000 and a face amount of $136,350 and maturing June 27, 2014. After the maturity date, the Notes accrues interest at 22% per annum and the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest trading price of the prior 15 trading days, determined on the then current trading market of the Company’s common stock, for 10 trading days prior to conversion. The Company may repay the Note at any time for a net payment of $136,350. On June 27, 2014, the Company paid the Note in full for $136,350 in cash.

On January 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Metolius Capital, LLC (“Holder”) in the original principal amount of $106,000 bearing a 12% annual interest rate and maturing October 4, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 26, 2014, the Holder converted 1,075,051 shares of common stock of the Company with a fair value of $225,761 for $106,000 of principal and interest. On July 25, 2014, the Note was paid in full.

On January 8, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principal amount of $63,000 bearing an 8% annual interest rate and maturing September 8, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest and between 61 days and 90 days at 125% of the original principal amount plus interest and between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. On July 11, 2014, the Company elected to pay the Note in full for $87,535 in cash allocated to $63,000 and $24,535 in principal and interest, respectively. On July 11, 2014, the Note was paid in full.

On January 14, 2014, the Company entered into a Convertible Debenture with Daniel James Management, Inc. (“Holder”) in the original principal amount of $101,000 bearing a 12% annual interest rate and maturing January 14, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest closing bid price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay any portion of the principal amount at 135% of such amount along with any accrued interest of this Debenture at any time upon seven days written notice to the Holder. On July 11, 2014, the Company elected to pay the Note in full for $144,780 in cash allocated to $101,000 and $43,780 in principal and interest, respectively. On July 11, 2014, the Note was paid in full.

On January 22, 2014, the Company entered into a Convertible Promissory Note (“Note”) with WHC Capital, LLC (“Holder”) in the original principal amount of $101,000 bearing a 12% annual interest rate and maturing January 22, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay outstanding principal and interest due at 135% of such amount within 180 days of the execution of the Note. On July 25, 2014, the Company elected to pay the Note in full for $144,443 in cash allocated to $101,000 and $43,443 in principal and interest, respectively.

On January 31, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $5,000 bearing a 0% annual interest rate and maturing December 31, 2014. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance.

On February 13, 2014, the Company entered into an Original Issue Discount Secured Promissory Note (“Note”) with Beaufort Ventures PLC (“Holder”) for a purchase price of $101,000 and a face amount of $136,350 and maturing August 13, 2014. After the maturity date, the Notes accrues interest at 22% per annum and the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest trading price of the prior 15 trading days, determined on the then current trading market of the Company’s common stock, for 10 trading days prior to conversion. The Company may repay the (“, if repaid within 90 days of date of issue, for a net payment of $136,350 plus 70,000 shares of common stock of the Company. On July 7, 2014, the Company paid the Note is full for $136,350 in cash.

On March 5, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing March 5, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On March 10, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Adar Bays, LLC (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing March 10, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 26, 2014, the Holder converted 155,632 shares of common stock of the Company with a fair value of $24,458 for $14,000 of principal and interest.

On March 12, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principal amount of $103,500 bearing an 8% annual interest rate and maturing December 17, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest and between 61 days and 90 days at 125% of the original principal amount plus interest and between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 26, 2014, the Holder converted 216,920 shares of common stock of the Company with a fair value of $32,538 for $20,000 of principal and interest.

On March 24, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principle amount of $112,500 bearing an 8% annual interest rate and maturing November 24, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 26, 2014, the Company elected to pay $78,289 in cash and the Holder converted 209,353 shares of common stock of the Company with a fair value of $23,448 for $13,090 in principal and interest. At September 25, 2014, the Note was paid in full.

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

The Company may repay the Note at 130% of the original principal amount plus interest.

On April 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Coventry Enterprises, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $13,000 bearing a 10% annual interest rate and maturing April 5, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest bid price during the twelve trading days prior to the conversion date including the day upon which a Notice of Conversion is received by the Company. The Company may repay the Note if repaid within 180 days of date of issue at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On April 14, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less original issue discount of $12,000 bearing a 12% annual interest rate and maturing April 17, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the Note at 145% of the original principal amount plus interest.

On April 16, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $13,000 bearing a 10% annual interest rate and maturing March 16, 2015. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance.

On April 21, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners 3, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing January 21, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 26, 2014, the Holder converted 459,281 shares of common stock of the Company with a fair value of $103,600 for $71,000 of principal and interest.

On May 14, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $103,500 less transaction costs $3,500 bearing an 8% annual interest rate and maturing February 16, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 60 days of date of issue at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On May 27, 2014, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principle amount of $330,000 bearing a 12% annual interest rate and maturing in one year for $300,000 of consideration paid in cash and a $30,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.30 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On May 27, 2014, the Company received cash of $100,000 in the first tranche, which was net of original issue discount of $10,000. On August 19, 2014, the Company received cash of $50,000 in the second tranche, which was net of original issue discount of $5,000 bearing a 8% annual interest and maturing in one year.

On June 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing March 6, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On June 9, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less an original issue discount of $12,000 bearing a 12% annual interest rate and maturing June 9, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the Note at 145% of the original principal amount plus interest.

On July 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $78,500 less transaction costs $3,500 bearing an 8% annual interest rate and maturing April 7, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On July 3, 2014, the Company received cash proceed of a Convertible Promissory Note (“Note”) dated September 26, 2014 with JSJ Investment Inc. (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing December 27, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. Upon the maturity date, this note has a cash redemption value of 135%. This provision only may be exercise if the consent of the Note holder is obtained.

On July 8, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing April 8, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On July 11, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $225,000 less an original issuer’s discount of $20,000 and transaction costs of $16,000 bearing a 10% annual interest rate and maturing June 11, 2015. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance.

On July 11, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Macallan Partners, LLC (“Holder”) in the original principal amount of $115,000 less an original issue discount of $14,000 and transaction costs of $8,080 bearing a 0% annual interest rate and maturing January 7, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest trading price of any day during the 15 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, and between 61 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On July 15, 2014, the Company issued a Convertible Promissory Note (“Note”) to Iconic Holding, LLC (“Holder”), in the original principle amount of $110,250 less an original issue discount of $5,250 and transaction costs of $8,340 bearing a 0% annual interest rate and maturing July 15, 2015. This unsecured Note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 60% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the Note within 60 days of date of issue at 125% of the original principal amount plus interest, between 60 days and 120 days at 130% of the original principal amount plus interest plus 30,000 shares of common stock of the Company and between 120 days and 180 days at 135% of the original principal amount plus interest plus 60,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder.

On July 22, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $8,080 bearing a 12% annual interest rate and maturing April 22, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On July 23, 2014, the Company entered into a Convertible Promissory Note (“Note”) with WHC Capital, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing July 23, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On August 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 10% annual interest rate and maturing August 6, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

On August 8, 2014, the Company entered into a Convertible Debenture (“Note”) with Daniel James Management, Inc. (“Holder”) in the original principal amount of $101,000 bearing a 12% annual interest rate and maturing August 8, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest closing bid price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay any portion of the principal amount at 135% of such amount along with any accrued interest of this Debenture at any time upon seven days written notice to the Holder.

On August 18, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Redwood Fund III, LLC (“Holder”) in the original principle amount of $262,500 less original issue discount of $12,500 and transaction costs of $22,000 bearing a 11% annual interest rate and maturing August 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder.

On August 18, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Redwood Management, LLC (“Holder”) in the original principle amount of $105,000 less original issue discount $5,000 bearing a 11% annual interest rate and maturing August 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder.

On September 19, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Eastmore Capital, LLC (“Holder”) in the original principal amount of $110,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing September 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the average of the lowest trading price during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. For six months, the Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. Thereafter, the Company does not have the right of prepayment.

On September 19, 2014, the Company entered into a Convertible Promissory Note (“Note”) with RDW Capital, LLC (“Holder”) in the original principle amount of $131,250 less original issue discount of $6,250 bearing a 11% annual interest rate and maturing September 19, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder.

On September 24, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principal amount of $125,289 less transaction costs $6,300 bearing an 12% annual interest rate and maturing June 24, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and 121 days and 150 days at 130% and between 151 days and 180 days at 135% of the original principal amount plus interest of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment.

NOTE 11 – CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY

The Convertible Promissory Notes (see Note 10) with Gemini Master Fund Ltd. an issue date of March 27, 2014, JMJ Financial Tranche 1 with an issue date of May 27, 2014, Tonaquint, Inc. with an issue date of April 16, 2014, Tonaquint, Inc. with an issue date of July 11, 2014, Redwood Fund III, Ltd. with an issue date of August 18, 2014, Redwood Management LLC with an issue date of August 18, 2014, JMJ Financial Tranche 2 with an issue date of August 19, 2014 and RDW Capital, LLC with an issue date of September 19, 2014 have an initial conversion price that is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than original conversion price. Additionally, the Convertible Promissory Notes with JSJ Investments Inc. an issue date of July 3, 2014, KBM Worldwide, Inc an issue date of July 2, 2014, Tailwind Partners, LLC and issued date of July 8, 2014, Macallan Partnes, LLC and issue date of July 11, 2014, Iconic Holdings, LLC an issued date of July 15, 2014, Firehole River Capital, LLC an issued date of July 22, 2014, WHC Capital, LLC an issue date of July 23, 2014, Vista Capital an issue date of July 24, 2014, LG Capital Funding, LLC an issue date of August 6, 2014, Daniel James Manangment, Inc an issue date of August 8, 2014, Eastmore Capital, LLC an issued date of September 19, 2014 and Carebourn Captial LP an issued date of September 24, 2014 all were deemed to not meet the scope exception under ASC 815. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s convertible promissory note derivative liabilities has been measured at fair value at September 26, 2014 and December 31, 2013 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial models are as follows:

Conversion price	$0.25 - $0.50
Risk free rate	0.05% - 0.11%
Expected volatility	101% - 136%
Dividend yield	0%
Expected life	0.25 years – 0.98 years

The fair value of the convertible note payable derivative liability is $984,763 at September 26, 2014. The net change in fair value of the convertible note payable derivative liability of $170,132 and $357,842 is recorded as a gain in the statement of operations for the three and nine months ended September 26, 2014, respectively.

NOTE 12 – WARRANT DERIVATIVE LIABILITY

On July 11, 2014, in conjunction with the issuance of the Convertible Promissory Note issued to Tonaquint, Inc. on July 11, 2014 (see Note 10), the Company issued a warrant to purchase 271,084 shares of common stock with an exercise price of $0.45 per share and a life of five years.

The warrant, is subject to anti-dilution adjustments that allow for the reduction in the conversion price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.45 a share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The warrant derivative liability has been measured at fair value at July 11, 2014 and September 26, 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the exercise price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

Risk free rate	1.65% - 1.80%
Expected volatility	136% - 149%
Dividend yield	0%
Expected life	4.75 – 5.00 years

The fair value of the warrant derivative liability is $25,500 at September 26, 2014. The decrease in the fair value of the warrant derivative liability of $21,060 is recorded as a gain in the statement of operations for the three and nine months ended September 26, 2014.

NOTE 13 – CONTINGENT CONSIDERATION PAYABLE

The Company incurred a contingent liability related to Asset Acquisition Agreement with Qwik Staffing Solutions, Inc. on April 29, 2013. The obligation is due in monthly installments by paying an amount equal to 6.5% of the monthly accounts receivable collected by operating the Orlando, Jacksonville and Tampa, Florida locations. The total payments are not to exceed $170,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum. The obligation to Qwik was paid in full during May 2014.

The Company incurred a contingent liability related to Asset Acquisition Agreement with Shirley’s Employment Service, Inc. on April 13, 2014. The obligation is due in monthly installments by paying an amount equal to 5.0% of the monthly accounts receivable collected by operating the Tulsa, Oklahoma location. The total payments are not to exceed $100,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum.

The Company incurred a contingent liability related to Asset Acquisition Agreement with Kwik Jobs, Inc. on September 26, 2014. The obligation is due in monthly installments by paying an amount equal to 5.0% of the monthly accounts receivable collected by operating the Birmingham, Alabama and Decatur, Georgia locations. The total payments are not expected to exceed $100,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum.

Opening balance at December 31, 2013	$79,221
Purchase of Shirley’s customer list – April 13, 2014	91,664
Purchase of Kwik customer list – September 26, 2014	141,529
Payments	(141,441)
Interest	5,205
Closing balance at September 26, 2014	$176,178

NOTE 14 – STOCKHOLDERS’ EQUITY

On October 6, 2014 the Company filed a Certificate of Designation with the Nevada Secretary of State to amend its Articles of Incorporation to create and designate the rights and preferences of a new series of preferred stock designated the Series A Preferred Stock. The number of shares authorized as Series A Preferred Stock shall be fifty one (51) shares. Each share of Series A Preferred Stock shall be convertible into one (1) share of common stock of the Company at the election of the holder and shall have voting rights equal to: (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.

On October 22, 2014, the Board of Directors adopted and approved and the majority shareholder, Ryan Schadel, ratified a Company proposed an amendment to the Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 150,000,000 to 1,000,000,000. The amendment is effective November 25, 2014.

Preferred Stock – The Company has 5,000,000 shares of “blank check” preferred stock authorized. As of September 26, 2014 and December 31, 2013, the Company had no preferred shares issued and outstanding, respectively.

Common Stock - The Company has 150,000,000 shares of $0.001 par value common stock authorized. As of September 26, 2014 and December 31, 2013, the Company had 28,557,173 and 20,982,740 shares issued and outstanding, respectively.

During the nine months ended September 26, 2014, the holders of Convertible Promissory Notes (see Note 10) converted 7,374,433 shares of common stock of the Company with a fair value of $1,709,808 to settle $822,681 of principal and interest.

On February 11, 2014, the Company issued 100,000 shares of common stock for professional services valued at $21,000 ($0.21 per share).

On July 11, 2014, the Company issued 100,000 shares common stock in satisfaction of stock payable for $23,000 in stock-based compensation for professional fees

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding - January 1, 2014	3,883,455	$0.18
Granted	—	—
Forfeited or expired	(325,580)	$0.05
Exercised	—	—
Outstanding– September 26, 2014	3,557,875	$0.19
Exercisable – September 26, 2014	1,835,000	$0.33

The following table summarizes information on stock options exercisable as of September 26, 2014:

Exercise Price	Number Outstanding at September 26, 2014	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.25	25,000	4.25	—
$0.295	50,000	4.00	—
$0.30	1,500,000	0.59	—
$0.41	30,000	3.56	—
$0.50	130,000	4.25	—
$0.56	50,000	3.41	—
$0.62	50,000	3.47	—

The following table summarizes information on stock options outstanding as of September 26, 2014:

Exercise Price	Number Outstanding at September 26, 2014	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.05	1,722,875	9.04	106,818
$0.25	25,000	4.25	—
$0.295	50,000	4.00	—
$0.30	1,500,000	0.59	—
$0.41	30,000	3.56	—
$0.50	130,000	4.25	—
$0.56	50,000	3.41	—
$0.62	50,000	3.47	—

The following is a summary of warrants activity during September 26, 2014:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2014	502,000	0.40
Warrants granted and assumed Warrants canceled	271,084 -	0.45 -
Warrants expired	-	-
Balance, September 26, 2014	773,084	0.42

All warrants outstanding as of September 26, 2014 are exercisable.

NOTE 15 – COMMITMENTS

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

On March 12, 2014, the Company entered into a 63 month lease agreement with AZG Summit Square LLC., commencing April 1, 2014, to rent office space at 8114 North Federal Blvd., Westminster, CO. The fixed minimum rent for the first nine months is $0 per month. Monthly minimum lease payments are $1,964 for the next nine months of occupancy. Monthly minimum lease payments increase by approximately 3% per annum thereafter.

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

On August 11, 2014, the Company entered into a 63 month lease agreement with First Citizens Bank and Trust Company, Inc, commencing October 1, 2014, to rent office space at 3270A Florence Road, Powder Springs, GA. Monthly minimum lease payments are $6,250 for the first year of occupancy. Monthly minimum lease payments increase by approximately 3% per annum thereafter. Rent is abated for first two months of the lease.

	2014	$ 136,622
Year ended December 31,	2015	483,201
Year ended December 31,	2016	382,161
Year ended December 31,	2017	260,679
Year ended December 31,	2018	185,301
Year ended December 31,	2019	105,566
		$ 1,553,530

NOTE 16 – SUBSEQUENT EVENTS

From October 1, 2014 to November 4, 2014, the holders of Convertible Promissory Notes (see Note 10) converted 26,936,235 shares of common stock of the Company with a fair value of $1,202,533 to settle $497,573 of principal and interest.

On September 30, 2014, the Company elected to pay in full Carebourn Capital LLP $112,000 in cash for the Convertible Promissory Note dated March 23, 2014.

On October 6, 2014 the Company filed a Certificate of Designation with the Nevada Secretary of State to amend its Articles of Incorporation to create and designate the rights and preferences of a new series of preferred stock designated the Series A Preferred Stock. The number of shares authorized as Series A Preferred Stock shall be fifty one (51) shares. Each share of Series A Preferred Stock shall be convertible into one (1) share of common stock of the Company at the election of the holder and shall have voting rights equal to: (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.

On October 20, 2014, the Company issued fifty-one (51) shares of Series A Preferred Stock to Ryan Schadel for his service as the Chief Executive Officer and director of the Company.

On October 22, 2014, the Board of Directors adopted and approved and the majority shareholder, Ryan Schadel, ratified a Company proposed an amendment to the Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 150,000,000 to 1,000,000,000. The amendment is effective November 25, 2014.

On October 21, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners 3, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing July 31, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Labor Smart, Inc. was incorporated in the State of Nevada on May 31, 2011. We are an emerging provider of temporary employees to the construction, manufacturing, hospitality, restoration and retail industries. We provide unskilled and semi-skilled temporary workers to our customers. The Company has rapidly grown from two branch offices at November 2011 to thirty branch offices at September 26, 2014. The majority of our growth in branch offices was achieved by opening Company-owned locations. A total of four branch offices were acquired through our acquisition of Qwik Staffing and Shirley’s Employment. The Company's annual revenues grew from approximately $7.1 million to $16.6 million from 2012 to 2013. This revenue growth has been generated both by opening new branch offices and by continuing to increase revenue at existing branch offices.

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

During the second half of fiscal 2014, we do not expect to open any new branches, however, we are aggressively pursuing acquisitions that fit well with our culture and will continue to seek more acquisition opportunities than in prior years. This major shift in focus is directly related to our new large deductible worker’s compensation policy. Our industry is very fragmented. We have invested heavily in our corporate infrastructure in the last two years. We believe we can execute acquisitions with an investment of one to four times EBITDA of the seller and immediately recognize economies of scale and a reduced cost of sales for the acquired customer lists as it is integrated into our operations. With our experienced management team, we believe we can successfully execute and close acquisitions totaling $20-$40 million in revenue in 2015.

In fiscal 2015, we will seek opportunities to open new branches, though our new branch openings will be much less substantial than in prior years as we shift our expansion strategy to be more acquisition centric. Selection of these locations will be more strategic than in prior years. We will, when possible, open locations based on needs of already existing clients.

At December 31, 2013, we had 15 branches and at September 26, 2014, we had 30 branches. The increase in branches was due to fourteen branches added through internal growth and one branch added through acquisition. Subsequent to the 3rd Quarter, two branches were added on September 29, 2014 as disclosed in an 8K. At the same time we closed one underperforming branch location.

Use of Non-GAAP Financial Information

In addition to GAAP results, this quarterly report on Form 10-Q also includes certain non-GAAP financial measures as defined by the Securities and Exchange Commission.  The Company defines EBITDA as net income, plus interest and finance expense net of interest income, provision for income taxes, depreciation and amortization.  The Company defines Adjusted EBITDA as these items plus non-recurring acquisition and expansion costs, pretax.  EBITDA and Adjusted EBITDA are measures used by management to evaluate ongoing operations and as a general indicator of its operating cash flow (in conjunction with a cash flow statement that also includes, among other items, changes in working capital and the effect of non-cash charges). Management believes these measurements are useful to investors because they are frequently used by securities analysts, investors and other interested parties in the comparative evaluation of companies. Because not all companies use identical calculations, Labor Smart’s presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.  EBITDA and Adjusted EBITDA are not recognized terms under GAAP, do not purport to be alternatives to, and should be considered in addition to, and not as a substitute for or superior to, net income (loss) as a measure of operating performance or to cash flows from operating activities or any other performance measures derived in accordance with GAAP as a measure of liquidity.  Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use as they do not reflect certain cash requirements, such as interest payments, tax payments and debt service requirements.

Pursuant to the requirements of Regulation G, a reconciliation of EBITDA and Adjusted EBITDA to GAAP net loss has been provided in the table below.

RECONCILIATION OF GAAP NET INCOME (LOSS) TO EBITDA

(UNAUDITED)

Three Months Ended September 26, 2014
GAAP, net loss	$(1,087,328)
Add:
Provision for income taxes	—
Interest and finance expense, net	1,165,075
Depreciation and amortization	43,830
EBITDA	121,577
Non-recurring acquisition and expansion costs	223,154
Adjusted EBITDA	$344,731

Results of Operations – Three Months Ended September 26, 2014 as Compared to Three Months Ended September 30, 2013.

Summary of Operations:

Revenue for the three months ended September 26, 2014 was $6,847,744 as compared to $5,345,172 for the three months ended September 30, 2013. An increase for the three months ended September 26, 2014 of $1,502,572 or 28%. This increase was due to improved revenue from existing branches and the opening of new branches in the first half of fiscal 2014 as well as our acquisition of Shirley’s Employment. Of the 15 branches that were open at September 30, 2013, revenue for the three months ended September 26, 2014 was $6,013,592, representing a 12.50% increase in same branch revenue in a year over year comparison.

Cost of Services:

Cost of services was 75% of revenue for the three months ended September 26, 2014 and 83% for the three months ended September 30, 2013.  Cost of services mainly consists of payroll and worker’s compensation expense for our laborers which was $13,137,228 or 73% and $752,965 or 4% of revenues, respectively for the three months ended September 26, 2014 and $4,925,231 or 72% and $207,505 or 3% of revenues, respectively for the three months ended September 30, 2013.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 14% of revenue for the three months ended September 26, 2014 and 10% for the three months ended September 30, 2013.

For the three months ended September 26, 2014, of our total $1,816,435 in operating expenses, $83,130 is attributable to professional fees including legal, accounting, and consulting services, $26,260 in stock based compensation related to vesting of stock options, $738,563 to staff payroll expenses, $17,329 to bad debts, and $951,153 to general and administrative fees.

For the three months ended September 30, 2013, of our total $1,076,595 in operating expenses, $57,045 is attributable to professional fees including legal, accounting, and consulting services, $69,483 in stock based compensation related to consulting fees, $388,385 to staff payroll expenses, $32,242 for loss on sale of receivables and $529,440 to general and administrative expenses.

Other income (expenses)

Other income (expenses) mainly consists of interest and finance expense of $1,155,075 and $242,437 for the three months ended September 26, 2014 and September 30, 2013, respectively, and gain on changes in fair value in derivative liability of $191,192 and $272,437 for the three months ended September 26, 2014 and September 30, 2013, respectively.  Interest and finances expense is largely due to amortization of debt discount on our convertible notes. Gain on changes in fair value in derivative liability is due to the decrease in our share stock.  A fluctuation in our stock price is the most significant driver for changes in the fair value of our derivative instruments.

Results of Operations – Nine months Ended September 26, 2014 as Compared to Nine months Ended September 30, 2013.

Summary of Operations:

Revenue for the nine months ended September 26, 2014 was $18,078,661 as compared to $11,886,084 for the nine months ended September 30, 2013. An increase for the nine months ended September 26, 2014 of $6,192,577 or 52%.

Cost of Services:

Cost of services was 77% of revenue for the nine months ended September 26, 2014 and 84% for the nine months ended September 30, 2013. Cost of services mainly consists of payroll and worker’s compensation expense for our laborers which was $13,137,228 or 73% and $752,965 or 4% of revenues, respectively for the nine months ended September 26, 2014 and $9,670,540 or 81% and $344,973 or 3% of revenues, respectively for the nine months ended September 30, 2013.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 14% of revenue for the nine months ended September 26, 2014 and 11% for the nine months ended September 30, 2013.

For the nine months ended September 26, 2014, of our total of $4,702,170 in operating expenses, $212,272 is attributable to professional fees including legal, accounting, and consulting services, $119,257 in stock based compensation related to vesting of stock options, $1,773,150 to staff payroll expenses, $113,375 to bad debts, and $2,484,116 to general and administrative fees.

For the nine months ended September 30, 2013, of our total $3,010,580 in operating expenses, $220,933 is attributable to professional fees including legal, accounting, and consulting services, $539,721 in stock based compensation related to consulting fees, $848,980 to staff payroll expenses, $125,602 for loss on sale of receivables and $1,275,344 to general and administrative expenses.

Other income (expenses)

Other income (expenses) mainly consists of interest and finance expense of $2,903,386 and $708,641 for the three months ended September 26, 2014 and September 30, 2013, respectively, and gain on changes in fair value in derivative liability of $357,842 and $15,912 for the three months ended September 26, 2014 and September 30, 2013, respectively.  Interest and finances expense is largely due to amortization of debt discount on our convertible notes. Gain on changes in fair value in derivative liability is due to the decrease in our share stock.  A fluctuation in our stock price is the most significant driver for changes in the fair value of our derivative instruments.

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

Net cash used in operations was $2,902,451 during the nine months ended September 26, 2014. Net cash flows used in operating activities for the nine months ended September 26, 2014 mainly consisted of a net loss of $3,084,683 adjusted for stock based compensation of $119,257, financing fees of $2,389,537, by an increase of $1,760,776 in accounts receivable and an increase of $162,507 in payroll taxes payable.

Net cash used in operations was $604,645 during the nine months ended September 30, 2013. Net cash flows used in operating activities for the nine months ended September 30, 2013 mainly consisted of a net loss of $1,829,749 adjusted for stock based compensation of $539,721, financing fees of $660,088, an increase of our off-balance sheet receivables factoring of $570,771, by an increase of $1,477,838 in accounts receivable and an increase of $847,642 in payroll taxes payable.

Cash used in investing activities totaled $238,699 for the nine months ended September 26, 2014. Net cash flows used by investing activities consists of assets acquired in asset purchase agreement of $120,797, the purchase of fixed assets of $75,754 and $99,339 in the purchase of marketable securities offset by $57,191 in proceeds from the sale of marketable securities.

Cash used in investing activities totaled $131,059 for the nine months ended September 30, 2013. Net cash flows used by investing activities consists of assets acquired in asset purchase agreement of $150,000 and $986,825 in the purchase of marketable securities offset by $966,696 in proceeds from the sale of marketable securities.

Net cash provided by financing activities totaled $3,402,792 for the nine months ended September 26, 2014. Net cash flows from financing activities consisted of proceeds from convertible notes payable of $3,844,823, offset by payments on a convertible note payable of $941,039, payments on related party notes of $27,581, net amount received of $618,031 from factor and payments towards a contingent liability of $91,442.

Net cash provided by financing activities totaled $848,552 for the nine months ended September 30, 2013. Net cash flows from financing activities consisted of proceeds from the sale of common stock of $100,000, proceeds from convertible promissory notes payable of $1,033,200, offset by payments on a convertible promissory note payable of $103,500, payments on related party notes of $129,962, payments towards a contingent liability of $37,626 and payment for financed insurance premiums of $13,560.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans in 2014.

Assets and Liabilities:

At September 26, 2014, we had total current assets of approximately $4,431,647 and current liabilities of approximately $7,677,138. Included in current assets are trade accounts receivable of approximately $3,702,213, prepaid expenses of $170,602, and deferred financing costs of $7,199. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off, as it is probable the receivable will not be collected. We wrote down $113,375 in bad debt included in S,G,&A during the nine months ended September 26, 2014. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:

On July 24, 2013, the Company terminated a month-to-month financing agreement with Riviera Finance LLC (“Riviera”) that included a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. Receivables were factored at a rate of 85% of the invoice face value on accepted accounts.

Our total financing costs through our facility with Riviera for the nine months ended September 26, 2014 and September 30, 2013 was $0 and $125,602, respectively, which is reflected on our Statements of Operations as a loss on sale of receivables. As collateral for repayment of any and all obligations, we granted Riviera a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

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

Our total financing costs through our facility with Transfac for the nine months ended September 26, 2014 and 2013 was $218,946 and $29,664, respectively, which is reflected on our Statements of Operations as interest and finance expense. As collateral for repayment of any and all obligations, we granted Transfac a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off-Balance Sheet Arrangements

As of September 26, 2014, we do not have any off-balance sheet arrangements except for our factored receivables under our agreements with Transfac Capital, Inc. The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2014 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended September 26, 2014, the holders of Convertible Promissory Notes converted 3,746,326 shares of common stock of the Company with a fair value of $729,578 to settle $372,455 of principal and interest.

The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 26, 2014.

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

Date: November 10, 2014