Form 10-K
period 2014-12-26
Labor Smart, Inc.
filed 2015-04-10
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-K

___________________________________________________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 26, 2014

Commission file number 000-54654

LABOR SMART, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2433287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3270 Florence Road, Ste. 200
Powder Springs, GA	30027
(Address of principal executive offices)	(Zip Code)

(770) 222-5888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock	N/A

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.00001 Par Value
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

On June 27, 2014, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $2,126,675, based upon the closing price on that date of the Common Stock of the registrant on OTC Markets.com of $0.219.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of March 30, 2015, the registrant had 3,088,060,356 shares of and Common Stock, $0.00001 par value, outstanding.

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

Business Strategies

Our objective is to aggressively grow our share of the on demand temporary staffing market. We plan to achieve this objective by:

-Growing revenue in existing locations

-Growing revenue through new branch openings and acquisitions

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

Growing revenue through new branch openings: In 2014 we opened and acquired a total of 15 branches. We will continue to rapidly open new locations based on the availability of talent in target markets and financial resources of the company. We believe that having the right talent to oversee the day to day operations of a branch is key to the success of the branch and the company as a whole. The Company plans to open new branches when a strategic competitive advantage can be gained in the marketplace. For 2015, the Company expects to complete more acquisitions than new organic branch openings.

Leveraging customer relationships across vertical markets: Due to the extensive fragmentation of our industry, the Company believes our expanding footprint of branches provides a competitive edge when servicing customers with a regional presence. The company intends to leverage local customer relationships to seek out opportunities on a macro scale with new and existing customers.

Branch Expansion

The Company has grown rapidly from 6 branch locations in 2012 to 30 branch locations at December 26, 2014. The Company’s expansion has been achieved by opening company owned branch locations and by acquisitions of branch locations that are managed day to day by Branch Managers.

The Company currently anticipates opening up to 5 new branch locations in 2015. The Company intends to pursue more acquisitions than in prior years.

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

The Company also supports branch sales efforts from a national approach. The Company will continue to implement sales and marketing strategies that reflect its expanding branch footprint and growing corporate infrastructure.

Management Employees and Training. The Company seeks to hire experienced branch and multi-unit managers as part of its expansion strategy. After a thorough interview process, new staff members undergo two weeks of training at an existing branch and classroom style training at the corporate facility. The Company’s training program emphasizes Company sales and service philosophies and approaches.

Workers’ Compensation Program. The Company maintains workers’ compensation insurance as required by state laws. In 2013, the Company’s workers’ compensation insurance for all states was carried by Lumbermen’s Underwriting, except for Ohio and Washington, states that provide state administered workers compensation pools. In January 2013, the Company began coverage with Zurich Insurance Group. Both of these policies are guaranteed cost policies in which the Company pays a percentage of payroll as premium but assumes no financial liability beyond the premiums. During the quarter ended September 26, 2014, the Company entered into an insurance contract for workers compensation insurance for the policy period of June 14, 2014 to June 14, 2015. The policy coverage is for seventeen states and carries a deductible of $250,000 per occurrence, making the Company substantially self-insured. In states not covered by this policy, the Company secures workers’ compensation insurance through the available state insurance pools.

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

3270 Florence Road, Ste 200

Powder Springs, GA 30027

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

OUR BUSINESS IS SIGNIFICANTLY AFFECTED BY FLUCTUATIONS IN GENERAL ECONOMIC CONDITIONS

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

INVESTORS MAY LOSE THEIR ENTIRE INVESTMENT IF THE COMPANY FAILS TO IMPLEMENT ITS BUSINESS PLAN.

We expect to face substantial risks, uncertainties, expenses and difficulties. Since inception, we have accumulated deficits of $8,313,284. Our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of operation. These risks include, without limitation, an unstable economy, competition, inexperienced management, lack of sufficient capital, and lack of brand recognition. We cannot guarantee that we will be successful in accomplishing our objectives.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases all of its branch locations. Branch location leases have, at minimum, a one year term and require additional payments for taxes, insurance, maintenance and renewal options. In addition to branch locations, the Company oversees companywide operations at a leased corporate office space located in an office building at 3270 Florence Road, Suite 200 in Powder Springs, Georgia.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are subject to compliance audits by federal, state, and local authorities relating to a variety of regulations including wage and hour laws, taxes, workers’ compensation, immigration, and safety. We are also subject to legal proceedings in the ordinary course of our operations. We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is traded on the over-the-counter markets under the symbol LTNC. As of March 26, 2014, the Company’s common stock was held by 40 shareholders of record, which does not include shareholders whose shares are held in street or nominee name.

The Company’s shares commenced trading on or about June 29, 2012. The following chart is indicative of the fluctuations in the stock prices:

	For the Years Ended December 31,
	2014		201
	High	Low	High	Low

First Quarter	$0.49	$0.19	$0.32	$0.19
Second Quarter	$0.40	$0.205	$0.352	$0.2311
Third Quarter	$0.24	$0.097	$0.52	$0.245
Fourth Quarter	$0.11	$0.0012	$0.735	$0.211

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

The following table summarizes stock option activity during fiscal 2013 and 2014:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding – January 1, 2013	130,000	$ 0.50
Granted	4,110,037	0.16
Forfeited or expired	(356,582)	0.05
Exercised	-	-
Outstanding - December 31, 2013	3,883,455	0.18
Granted	50,000	0.06
Forfeited or expired	(1,057,478)	0.05
Exercised	-	-
Outstanding – December 26, 2014	2,875,977	$ 0.19
Exercisable – December 26, 2014	1,885,000	$ 0.33

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 26, 2014.

Recent Sales of Unregistered Securities

On February 11, 2014, the Company issued 100,000 shares of common stock for professional services valued at $21,000 ($0.02 per share).

On July 11, 2014, the Company issued 100,000 shares common stock in satisfaction of stock payable for $23,000 in stock-based compensation for professional fees.

On November 1, 2014, the Company issued 500,000 shares of common stock for investor relations valued at $11,100 ($0.0222 per share) based on the quoted market price of the shares at time of issuance.

On December 9, 2014, the Company issued 390,000 of shares of common stock to employees for services rendered by them for an aggregate fair value of $429 ($0.0.0021 per share) based on the quoted market price of the shares at time of issuance.

During the year ended December 26, 2014, the holders of Convertible Promissory Notes converted 158,382,363 shares of common stock of the Company with a fair value of $3,448,803 to settle $1,575,531 of principal and interest.

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

Overview

Labor Smart, Inc. was incorporated in the State of Nevada on May 31, 2011. We are an emerging provider of temporary employees to the construction, manufacturing, hospitality, restoration and retail industries. We provide unskilled and semi-skilled temporary workers to our customers. The Company has rapidly grown from two branch offices at November 2011 to thirty branch offices at December 26, 2014. The majority of our growth in branch offices was achieved by opening Company-owned locations. A total of four branch offices were opened due to our purchase of the customer lists of Qwik Staffing and Shirley’s Employment. The Company's annual revenues grew from approximately $16.6 million to $23.9 million from 2013 to 2014. This revenue growth has been generated both by opening new branch offices and by continuing to increase revenue at existing branch offices.

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

During the fiscal 2015, we expect to open no more than five new branches, however, we are aggressively pursuing acquisitions that fit well with our culture and will continue to seek more acquisition opportunities than in prior years. This major shift in focus is directly related to our new large deductible worker’s compensation policy. Our industry is very fragmented. We have invested heavily in our corporate infrastructure in the last two years. We believe we can execute acquisitions with an investment of one to four times EBITDA of the seller and immediately recognize economies of scale and a reduced cost of sales for the acquired customer lists as it is integrated into our operations. With our experienced management team, we believe we can successfully execute and close acquisitions totaling $20-$40 million in revenue in 2015. This goal is contingent upon successful financing.

In fiscal 2015, we will seek opportunities to open new branches, though our new branch openings will be much less substantial than in prior years as we shift our expansion strategy to be more acquisition centric. Selection of these locations will be more strategic than in prior years. We will, when possible, open locations based on needs of already existing clients.

At December 31, 2013, we had 15 branches and at December 26, 2014, we had 30 branches. The increase in branches was due to fourteen branches added through internal growth and three branches added through acquisition. At the same time we closed one underperforming branch location and consolidated one acquired branch with an existing branch.

Use of Non-GAAP Financial Information

  In addition to GAAP results, this quarterly report on Form 10-K also includes certain non-GAAP financial measures as defined by the Securities and Exchange Commission.  The Company defines EBITDA as net income, plus interest and finance expense net of interest income, provision for income taxes, depreciation and amortization.  The Company defines Adjusted EBITDA as these items plus non-recurring acquisition and expansion costs, pretax.  EBITDA and Adjusted EBITDA are measures used by management to evaluate ongoing operations and as a general indicator of its operating cash flow (in conjunction with a cash flow statement that also includes, among other items, changes in working capital and the effect of non-cash charges). Management believes these measurements are useful to investors because they are frequently used by securities analysts, investors and other interested parties in the comparative evaluation of companies. Because not all companies use identical calculations, Labor Smart’s presentation of EBITDA and Adjusted EBITDA may not be comparable to similarly titled measures of other companies.  EBITDA and Adjusted EBITDA are not recognized terms under GAAP, do not purport to be alternatives to, and should be considered in addition to, and not as a substitute for or superior to, net income (loss) as a measure of operating performance or to cash flows from operating activities or any other performance measures derived in accordance with GAAP as a measure of liquidity.  Additionally, EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use as they do not reflect certain cash requirements, such as interest payments, tax payments and debt service requirements.

 Pursuant to the requirements of Regulation G, a reconciliation of EBITDA and Adjusted EBITDA to GAAP net loss has been provided in the table below.

RECONCILIATION OF GAAP NET INCOME (LOSS) TO EBITDA

(UNAUDITED)

Six Months Ended December 26, 2014
GAAP, net loss	$(3,122,152)
Add:
Provision for income taxes	—
Interest and finance expense, net	3,077,998
Depreciation and amortization	96,744
EBITDA	52,590
Non-recurring acquisition and expansion costs	406,539
Adjusted EBITDA	$459,129

Results of Operations

Summary of Operations:

Revenue for the year ended December 26, 2014 was $23,978,136 as compared to $16,651,885 for the year ended December 31, 2013. An increase for the year ended December 26, 2014 of $7,326,251 or 44%. This increase was due to improved revenue from existing branches and the opening of new branches during fiscal 2014 as well as our purchase of the customer lists of Qwik Staffing and Shirley’s Employment. Of the 15 branches that were open at December 31, 2013, revenue for the year ended December 26, 2014 was $21,968,480, representing a 31.93% increase in same branch revenue in a year over year comparison.

Cost of Revenues:

Cost of services was 75% of revenue for the year ended December 26, 2014 and 84% for the year ended December 31, 2013. Cost of services mainly consists of payroll and worker’s compensation expense for our laborers which was $17,296,609 or 72% and $653,551 or 3% of revenues, respectively for the year ended December 26, 2014 and $13,485,552 or 81% and $467,570 or 3% of revenues, respectively for the year ended December 31, 2013.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 16% of revenue for the year ended December 26, 2014 and 15% for the year ended December 31, 2013.

For the year ended December 26, 2014, of our total of $6,497,548 in operating expenses, $2,478,439 is attributable to staff payroll expenses and $244,420 to bad debts.

For the year ended December 31, 2013, of our total $4,436,247 in operating expenses, $308,515 is attributable to professional fees including legal, accounting, and consulting services, $801,915 in stock based compensation related to consulting fees, $1,620,859 to staff payroll expenses, $215,255 to bad debt and $90,826 for loss on sale of receivables.

We have funded our operations to date primarily through the sale of equity, invoice factoring, convertible notes payable and shareholder loans. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations into the coming months. We will require additional cash to fund our operating plan past that time. If the level of sales anticipated by our financial plan are not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We have implemented plans to reduce our costs of capital and improve our revenue. If we cannot generate adequate cash by implementing these steps, we plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in reductions in staff, operating costs, and capital expenditures. Should we require additional funds for an extended period of time we may be forced to sell our operations.

Net cash used in operations was $3,457,450 during the year ended December 26, 2014. Net cash flows used in operating activities for the year ended December 26, 2014 mainly consisted of a net loss of $5,119,506 adjusted for stock based compensation of $104,360, financing fees of $4,139,495, by an increase of $1,371,781 in accounts receivable and an increase of $1,038,790 in other assets.

Net cash used in operations was $3,457,450 during the year ended December 31, 2013. Net cash flows used in operating activities for the year ended December 31, 2013 mainly consisted of a net loss of $2,722,980 adjusted for stock based compensation of $801,915, financing fees of $698,585, an increase of our off-balance sheet receivables factoring of $291,708, by an increase of $1,153,774 in accounts receivable and an increase of $908,507 in payroll taxes payable.

Cash used in investing activities totaled $283,113 for the year ended December 26, 2014. Net cash flows used by investing activities consists of assets acquired in asset purchase agreement of $120,797, the purchase of fixed assets of $111,975 and $96,203 in the purchase of marketable securities offset by $146,544 in proceeds from the sale of marketable securities.

Cash used in investing activities totaled $130,433 for the year ended December 31, 2013. Net cash flows used by investing activities consists of assets acquired in asset purchase agreement of $150,000 and $1,853,884 in the purchase of marketable securities offset by $1,833,129 in proceeds from the sale of marketable securities.

Net cash provided by financing activities totaled $3,630,996 for the year ended December 26, 2014. Net cash flows from financing activities consisted of proceeds from convertible notes payable of $4,131,823, offset by payments on a convertible note payable of $1,137,621, payments on related party notes of $30,081, net amount received of $773,450 from factor and payments towards a contingent liabilities of $106,575.

Net cash provided by financing activities totaled $1,709,059 for the year ended December 31, 2013. Net cash flows from financing activities consisted of proceeds from the sale of common stock of $100,000, proceeds from convertible promissory notes payable of $1,630,200, offset by payments on a convertible promissory note payable of $607,500, payments on related party notes of $173,962, net amount of $865,321 from factor, payments towards a contingent liabilities of $89,840 and payment for financed insurance premiums of $15,160.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans in 2015.

Assets and Liabilities:

At December 26, 2014, we had total current assets of approximately $4,013,920 and current liabilities of approximately $7,767,796. Included in current assets are trade accounts receivable of approximately $3,068,798 and prepaid expenses of $322,855, accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off, as it is probable the receivable will not be collected. We wrote down $244,420 in bad debt included in S,G,&A during the year ended December 26, 2014. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:

On July 24, 2013, the Company terminated a month-to-month financing agreement with Riviera Finance LLC (“Riviera”) that included a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. Receivables were factored at a rate of 85% of the invoice face value on accepted accounts.

Our total financing costs through our facility with Riviera for the year ended December 26, 2014 and December 31, 2013 was $0 and $90,826, respectively, which is reflected on our Statements of Operations as a loss on sale of receivables. As collateral for repayment of any and all obligations, we granted Riviera a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

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

Our total financing costs through our facility with Transfac for the years ended December 26, 2014 and 2013 was $401,278 and $103,165, respectively, which is reflected on our Statements of Operations as interest and finance expense. As collateral for repayment of any and all obligations, we granted Transfac a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off-Balance Sheet Arrangements

As of December 26, 2014, we do not have any off-balance sheet arrangements except for our factored receivables under our agreements with Transfac Capital, Inc. The cash received from our factored receivables finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“FASB ASU 2014-09”). This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, the Company expects that the allocation and timing of revenue recognition will be impacted. The provisions of FASB ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and are to be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early application is not permitted. The Company is currently evaluating the impact that this standard update will have on its financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

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

Henderson, Nevada

April 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Labor Smart, Inc.

We have audited the accompanying balance sheet of Labor Smart, Inc. as of December 26, 2014, and the related statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the fiscal year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Labor Smart, Inc. as of December 26, 2014, and the results of its operations and its cash flows for the fiscal year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/SingerLewak, LLP

Los Angeles, California

April 10, 2015

 LABOR SMART, INC.

BALANCE SHEETS

December 26, 2014 and December 31, 2013

(Audited)

	December 26, 2014	December 31, 2013
ASSETS
Current assets
Cash	$68,972	$178,539
Accounts receivable, net	3,068,798	1,941,437
Marketable securities, available for sale	99,954	4,972
Prepaid expense	322,855	45,497
Other assets	453,341	11,591
Total current assets	4,013,920	2,182,036

Deferred financing costs	—	57,748
Deposits	80,283	20,014
Property and equipment, net	98,790	7,894
Customer relationships, net	385,436	228,028
Workers' compensation insurance collateral	536,771	—
Total long-term assets	1,101,280	313,684

Total assets	$5,115,200	$2,495,720

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$190,517	$135,524
Loan payable to factor	1,638,771	865,321
Payroll taxes payable	1,303,337	1,487,907
Notes payable, related party	14,725	44,806
Contingent liability, current portion	122,129	—
Convertible notes payable, net of unamortized discount of $1,487,875
and $578,848, respectively	3,894,678	1,057,679
Warrants and bifurcated conversion features	603,639	20,701
Total current liabilities	7,767,796	3,611,938

Contingent liability	43,733	79,221

Total liabilities	7,811,529	3,691,159

Stockholders' deficit
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding)	—	—
Series A Preferred stock, ($.0001 par value, 51
shares authorized; 51 and none issued and outstanding as of	—	—
December 26, 2014 and December 31, 2013, respectively.
Common stock; $0.00001 par value; 20,000,000,000 shares authorized,
180,455,103 and 20,982,740 issued and outstanding as of
December 26, 2014 and December 31, 2013, respectively.	1,805	210
Additional paid-in capital	5,550,383	1,998,815
Accumulated deficit	(8,313,284)	(3,193,778)
Accumulated other comprehensive income (loss)	64,767	(686)
Total stockholder's deficit	(2,696,329)	(1,195,439)

Total liabilities and stockholders' deficit	$5,115,200	$2,495,720

See the accompanying notes to the financial statements

LABOR SMART, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For years ended December 26, 2014 and December 31, 2013

(Audited)

	For the year ended December 26, 2014	For the year ended December 31, 2013

Revenues, net	$23,978,136	$16,651,885

Cost of revenues	17,950,160	13,953,122

Gross profit	6,027,976	2,698,763

Operating expenses
Payroll expenses	2,478,439	1,620,859
Bad debt expense	244,420	215,255
Loss on sale of receivables	—	90,826
General and administrative expense	3,774,689	2,509,307

Total operating expenses	6,497,548	4,436,247

Operating loss	(469,572)	(1,737,484)

Other income (expenses)
Interest and finance expense	(4,826,309)	(1,035,031)
Interest income	—	73
Gain on change in fair value in derivative liability	197,187	45,222
Gain (loss) on sale of securities	(20,812)	4,240

Total other income (expenses)	(4,649,934)	(985,496)

Net loss	$(5,119,506)	$(2,722,980)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	65,453	(6,938)
Other comprehensive income (loss)	65,453	(6,938)

Comprehensive loss	$(5,054,053)	$(2,729,918)

Basic and diluted loss per common share	$(0.15)	$(0.14)

Basic and diluted weighted average common
shares outstanding	34,841,494	19,337,142

See the accompanying notes to the financial statements

LABOR SMART, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For years ended December 26, 2014 and December 31, 2013

(Audited)

							Accumulated	Total
					Additional		Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	(Deficit)

Balance, December 31, 2012	—	$—	16,757,000	$168	$365,427	$(470,798)	$6,252	$(98,951)

Shares issued for services	—	—	1,833,500	18	444,377	—	—	444,395

Shares issued for cash	—	—	200,000	2	99,998	—	—	100,000

Conversion of convertible notes	—	—	2,152,240	22	678,008	—	—	678,030

Commitment fees	—	—	40,000	—	10,800	—	—	10,800

Warrants issued for finance costs	—	—	—	—	57,359	—	—	57,359

Options issued for employee compensation	—	—	—	—	342,846	—	—	342,846

Net change in unrealized gain on marketable securities	—	—	—	—	—	—	(6,938)	(6,938)

Net loss	—	—	—	—	—	(2,722,980)	—	(2,722,980)

Balance, December 31, 2013	—	—	20,982,740	210	1,998,815	(3,193,778)	(686)	(1,195,439)

Preferred shares issued to CEO	51	—	—	—	—	—	—	—

Shares issued for services	—	—	1,090,000	11	55,908	—	—	55,919

Conversion of convertible notes	—	—	158,382,363	1,584	3,447,219	—	—	3,448,803

Options issued for employee compensation	—	—	—	—	48,441	—	—	48,441

Net change in unrealized gain on marketable securities	—	—	—	—	—	—	65,453	65,453

Net loss	—	—	—	—	—	(5,119,506)	—	(5,119,506)

Balance, December 26, 2014	51	$—	180,455,103	$1,805	$5,550,383	$(8,313,284)	$64,767	$(2,696,329)

See the accompanying notes to the financial statements

LABOR SMART, INC.

STATEMENTS OF CASH FLOWS

For years ended December 26, 2014 and December 31, 2013

(Audited)

	For the year ended December 26, 2014	For the year ended December 31, 2013

Cash flows from operating activities:
Net loss	$(5,119,506)	$(2,722,980)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based compensation	104,360	801,915
Interest and financing costs	4,139,495	698,585
Depreciation and amortization	167,662	70,020
Bad debt expense	244,420	215,255
(Gain) loss on sale of securities	20,812	(4,240)
(Gain) on change in fair value of derivative liability	(197,187)	(45,222)
Changes in operating assets and liabilities:
Decrease in off-balance sheet receivable factoring	—	(291,708)
Increase in accounts receivable	(1,371,781)	(1,153,774)
Increase in prepaid expense and deposits	(277,358)	(25,458)
Increase in other assets	(1,038,790)	15,306
Increase in accounts payable and accrued liabilities	54,993	8,819
Increase in payroll taxes payable	(184,570)	908,507
Net cash used by operating activities	(3,457,450)	(1,524,975)

Cash flows from investing activities:
Assets acquired in asset purchase agreement	(120,797)	(150,000)
Purchase of fixed assets	(111,975)	(1,188)
Proceeds from sale of marketable securities	96,203	1,853,884
Purchase of marketable securities	(146,544)	(1,833,129)
Net cash used by investing activities	(283,113)	(130,433)

Cash flows from financing activities:
Proceeds from common stock	—	100,000
Proceeds from convertible notes payable	4,131,823	1,630,200
Payment on convertible notes payable	(1,137,621)	(607,500)
Payment on notes payable - related party	(30,081)	(173,962)
Proceeds from loan payable to factor	773,450	865,321
Payments on contingent liability	(106,575)	(89,840)
Payment on financed insurance	—	(15,160)
Net cash provided by financing activities	3,630,996	1,709,059

Net change in cash	(109,567)	53,651

Cash, beginning of period	178,539	124,888

Cash, end of period	$68,972	$178,539

Supplemental disclosure of cash flow information:
Interest paid	$719,121	$227,854
Taxes paid	$—	$—
Non-cash investing and financing activities
Warrants issued as part of deferred finance costs	$—	$57,359
Finance costs included in convertible note value	$—	$104,550
Commitment fees	$—	$10,800
Shares issued for convertible notes	$1,575,532	$678,030
Contingent liability associated with asset purchase	$183,194	$158,490
Convertible note payable derivative liability	$733,565	$—
Warrant derivative liability	$46,560	$—

See the accompanying notes to the financial statements

 LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. At December 26, 2014, the Company has an accumulated deficit of $8,313,284 and negative working capital of $3,753,876. Also, the Company had a net loss of $5,119,506 for the year ended December 26, 2014. Additionally, the operating activities of the Company used $3,457,450 net cash during the same one year period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America.

On May 20, 2014, the Board of Directors of the Company determined it is in the best interests of the Company to change its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Friday closest to December 31. The change is intended to align the Company’s fiscal periods more closely with the seasonality of its business and improve comparability with industry peers. This change is effective with the end of the registrant’s fiscal second quarter ended June 26, 2014. The change to a 52-53 week fiscal year will be retroactively applied as if it was adopted as of January 1, 2014. The registrant’s current fiscal year ended on December 26, 2014 and comprises 360 days.

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

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of December 26, 2014 and December 31, 2013 as follows:

	Fair Value Measurements as of December 26, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/26/14	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$52,610	$52,610	$0	$0
Warrant	47,344	0	0	47,344
Total	$99,954	$52,610	$0	$47,344
Liabilities:
Convertible note payable derivative liability	$601,345	$0	$0	$601,345
Warrant derivative liability	2,294	0	0	2,294
Contingent consideration payable	165,862	0	0	165,862
Total	$769,501	$0	$0	$769,501
Fair Value Measurements as of December 31, 2013 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/31/13	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$4,972	$4,972	$0	$0
Total	$4,972	$4,972	$0	$0
Liabilities:
Convertible note payable derivative liability	$20,701	$0	$0	$20,701
Contingent consideration payable	79,221	0	0	79,221
Total	$99,922	$0	$0	$79,221

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Change in convertible note payable derivative liability during the year ended December 26, 2014 were as follows:

Opening balance at December 31, 2013	$ 20,701
Initial valuation of derivatives	733,565
Initial loss on derivatives	32,906
Gain on change in fair value of derivative liability	(185,827)
Closing balance at December 26, 2014	$ 601,345

Change in warrant derivative liability during the year ended December 26, 2014 were as follows:

Opening balance at December 31, 2013	$ 0
Initial valuation of derivatives	46,560
Gain on change in fair value of derivative liability	(44,266)
Closing balance at December 26, 2014	$ 2,294

Equity securities comprise publicly traded shares of common stock. The warrant gives the Company, the right but not the obligation, to purchase 100,000 shares of Argon Beauty Corp. (OTCBB:ABXX). The warrant is valued at the end of each accounting period using the Black Scholes option valuation model using the following inputs at December 26, 2014: stock price $0.50, exercise price $0.50, expected life 2.73 years, volatility 233%, dividends 0% and discount rate 1.08%.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of December 26, 2014, the Company’s accounts are insured for $250,000 by FDIC for US bank deposits.

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

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain debt financing, including legal fees, origination fees and administration fees. Costs associated with the Convertible Promissory Note are deferred and amortized in our statements of operations using the straight-line method, which approximates the effective interest method, over the terms of the respective financing instrument.

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

Factoring Agreements and Accounts Receivable

The Company had a month-to-month financing agreement with Riviera Finance LLC (“Riviera”) which was terminated on July 24, 2013. On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”). The agreement with Riviera includes a non-recourse factoring arrangement that provided notification factoring on substantially all of the Company’s sales. Riviera, based on credit approved orders, assumed the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances were retained by the Company, including, but not limited to, allowable customer markdowns, disputes, and discounts. The Company assumes the risk on accounts receivable not factored to Riviera, which is shown as accounts receivable on the balance sheets, net of factored accounts receivable. Advances to the Company from Transfac are with recourse and are secured by assets of the Company and are treated as a secured financing arrangement. As of December 26, 2014 and December 31, 2013, factored accounts receivable total $1,638,771 and $865,321, respectively.

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of December 26, 2014 and December 31, 2013, the Company has recorded an allowance of $110,605 and $156,297, respectively.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

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

	December 26, 2014	December 31, 2013
Office equipment and furniture	$ 131,295	$ 11,842
Less: accumulated depreciation	(32,505)	(3,948)
	$ 98,790	$ 7,894

Depreciation expense for the years ended December 26, 2014 and December 31, 2013 is $21,079 and $3,948, respectively.

Customer Relationships

Customer relationships comprise customer lists acquired from Qwik Staffing Solutions, Inc. on April 29, 2013 with an estimated fair value of $294,100, from Shirley’s Employment Service, Inc. on April 9, 2014 with an estimated fair value of $162,461 and from Kwik Jobs on September 26, 2014 with an estimated fair value of $141,529. Customer lists are amortized on a straight-line basis over three years.

	December 26, 2014	December 31, 2013
Customer lists	$ 598,090	$ 294,100
Less: accumulated amortization	(212,654)	(66,072)
	$ 385,436	$ 228,028

Amortization expense for the years ended December 26, 2014 and December 31, 2013 is $146,583 and $66,072, respectively.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive common shares outstanding stock options assumed to be exercised or vested and paid out of shares of common stock and warrants assumed to be exercised. Outstanding stock options and warrants are disclosed in Note 12 Shareholders’ Equity.

Convertible Notes Payable

i)	Beneficial Conversion Feature

The conversion features are first analyzed for bifurcation under ASC 815, then if the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ii)	Debt Discount

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

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of convertible debt (see Note 10). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

iii)	Derivative Financial Instruments

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

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“FASB ASU 2014-09”). This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of financial statements through improved disclosure requirements. Upon adoption of this standard update, the Company expects that the allocation and timing of revenue recognition will be impacted. The provisions of FASB ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and are to be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early application is not permitted. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial statements.

NOTE 4 – PREPAID

As of December 26, 2014 and December 31, 2013, the Company had prepaid expenses of $322,855 and $45,497, respectively. Prepaid expenses at December 26, 2014 comprises primarily of prepaid lease payments, insurance and services.

NOTE 5 – CUSTOMER RELATIONSHIPS, NET

On April 9, 2014, the Company entered into an Asset Purchase Agreement (“Agreement”) with Shirley’s Employment Service, Inc. (“Shirley’s”).  Under the terms of the Agreement, Shirley’s sold its customer list.  In consideration for the customer list, the Company agreed to pay $300,000 in cash minus the open accounts receivable of Shirley’s. At closing, it was estimated by the Company that $170,797 will be paid for the customer list after deducting accounts receivable. The first $70,797 was paid one day prior to the delivery and transfer of the customer list.  The remaining $100,000 is due in monthly installments by paying an amount equal to 5.0% of the monthly accounts receivable collected at the Tulsa, Oklahoma location.  In the event these aggregate monthly payments total less than $100,000, after 18 months, Shirley’s will issue the Company a credit memo for the difference.

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

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 5 – CUSTOMER RELATIONSHIPS, NET (CONTINUED)

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

Customer relationships	$ 162,461
Net assets acquired	$ 162,461

Cash	$ 70,797
Contingent consideration	91,664
Consideration paid	$ 162,461

On September 26, 2014, the Company entered into an Asset Purchase Agreement (“Agreement”) with Kwik Jobs, Inc. (“Kwik’s”).  Under the terms of the Agreement, Kwik’s sold the customer list of Kwik’s. The first $50,000 was paid on closing.  The remaining estimated $100,000 is due in monthly installments by paying an amount equal 5.0% of the monthly accounts receivable collected at the Birmingham Alabama and Decatur Georgia locations.

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

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 5 – CUSTOMER RELATIONSHIPS, NET (CONTINUED)

On April 29, 2013 the Company entered into an Asset Purchase Agreement (“Agreement”) with Qwik Staffing Solutions, Inc. (“Qwik”).  Under the terms of the Agreement, Qwik sold the customer list of Qwik, excluding cash and accounts receivable.  In consideration for the customer list, the Company agreed to pay $320,000 in cash.  The first $150,000 is due one day prior to the delivery and transfer of the Assets.  The remaining $170,000 is due in monthly installments by paying an amount equal to 6.5% of the monthly accounts receivable collected by operating the Orlando, Jacksonville and Tampa, Florida locations.  In the event these aggregate monthly payments total less than $170,000, after 14 months, Qwik will issue the Company a credit memo for the difference.

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

Equipment	$ 10,654
Prepaid supplies	3,736
Customer relationships	294,100
Net assets acquired	$ 308,490

Cash	$ 150,000
Contingent consideration	158,490
Consideration paid	$ 308,490

As of December 26, 2014 and December 31, 2013, the customer list was valued at $228,028 and $0, respectively. Amortization expense was $66,072 and $0 for the years ended December 26, 2014 and December 31, 2013, respectively.

NOTE 6 – FACTORING AGREEMENT

On July 24, 2013, the Company terminated a month-to-month financing agreement with Riviera Finance LLC (“Riviera”) that included a non-recourse factoring arrangement that provided notification factoring on substantially all of the Company’s sales. Receivables were factored at a rate of eighty-five percent (85%) of the invoice face value on accepted accounts up to $500,000. A reserve of eight percent (8%) of the invoice face value was held by Riviera in case of customer disputes.

Fees charged by Riviera were two (2) percent of the unpaid invoice face value for the first twenty-five (25) days after the factored date and 0.8% of the invoice face value for every ten (10) days thereafter up to a total of seven (7) percent, including the initial two (2) percent. Administrative charges based on various rates were charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The following table details the amounts of the factoring agreement with Riviera as of December 26, 2014 and December 31, 2013.

	Receivables Factored	Reserve Deposit	Fees	Administrative Charges
December 26, 2014	$0	$0	$0	$0
December 31, 2013	$0	$0	$90,826	$0

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 6 – FACTORING AGREEMENT (CONTINUED)

The reserve deposits were included in other current assets within the balance sheets and receivables factored are netted against accounts receivable. Fees or charges billed by Riviera Finance as of December 26, 2014 and December 31, 2013 were $0 and $90,826, respectively.

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”).  Under the terms of the Purchase and Sale Agreement, Transfac shall have the right, but not the obligation, to purchase up to Two Million Dollars ($2,000,000) worth of accounts receivable (the “Maximum Advances”) of the Company.  For each account receivable purchased, Transfac shall advance eighty-five percent (85%) of the face value of the account and the balance after receipt of full payment on the account.  As consideration, the Company shall pay Transfac two percent (2%) of the average monthly balance of the outstanding accounts purchased, with a minimum of one half of one percent (0.5%) of the Maximum Advances per month, as long as the Purchase and Sale Agreement remains in effect.

The factoring line of credit with Transfac has been treated as a secured financing arrangement. As of December 26, 2014 and December 31, 2013 under the agreement with Transfac, the Company had factored receivables in the amounts of $1,699,900 and $1,281,122, recorded reserve deposits of $448,968 and $693 included in other current assets, and recorded a liability of $1,638,771 and $865,321, respectively. Discounts and interest provided during factoring of the accounts receivable have been expensed on the statements of operations as interest expense. For the years ended December 26, 2014 and December 31, 2013, interest expense related to the factoring arrangement was $401,278 and $103,165, respectively.

NOTE 7 – RELATED PARTY

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768. This loan is payable on demand, unsecured, and bears 0% interest per annum. This loan consolidates all previous loans issued. As of December 26, 2014, $161,043 of this note has been repaid and $14,725 (December 31, 2013 - $44,806) of this note remains outstanding.

NOTE 8 – CONVERTIBLE PROMISSORY NOTES

Unless otherwise stated in Note 9, these convertible promissory notes have been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

On  September 20, 2012, the Company entered into a Convertible Promissory Note with Evolution Capital, LLC, (the ‘Holder’) in the original principal amount of $130,000 bearing a 12% annual interest rate and maturing June 20, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option at a variable conversion price calculated as 50% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. On March 28, 2013, Evolution Capital, LLC elected to convert $130,000 of principal amount for 604,651 shares of common stock of the Company valued at $268,088 ($0.44 per share) in accordance with the terms of the Note. After conversion the Convertible Promissory Note was paid in full.

On January 17, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principal amount of $103,500 bearing an 8% annual interest rate and maturing October 21, 2013. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 51% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 60 days of date of issue at 130% of the original principal amount plus interest, between 60 days and 120 days at 140% of the original principal amount plus interest and between 120 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $100,000, which was net of original issue discount of $105,478. On April 16, 2013, the Company elected to prepay the Convertible Promissory Note dated January 17, 2013 with Asher Enterprises, Inc. for $146,647 in cash. The payment included prepayment of $103,500 in original principal, a prepayment penalty and outstanding accrued interest of $43,147.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On February 25, 2013, the Company entered into a Convertible Promissory Note with Evolution Capital Fund I, L.P. (“Holder”) in the original principal amount of $106,000 bearing a 12% annual interest rate and maturing November 25, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 52% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 140% of the original principal amount plus interest, between 121 days and 150 days at 145% of the original principal amount plus interest and between 151 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $101,000, which was net of original issue discount of $106,628. On September 28, 2013, the Holder converted 221,108 shares of common stock of the Company with a fair market value of $61,910 for $27,529 and $2,471 in principal and interest, respectively. On October 29, 2013, the Holder converted 227,342 shares of common stock of the Company with a fair market value of $65,929 for $23,859 and $2,141 in principal and interest, respectively. On November 26, 2013, the Holder converted 418,060 shares of common stock of the Company with a fair market value of $96,154 for $45,882 and $4,118 in principal and interest, respectively. On November 26, 2013, the Holder waived $9,514 of interest and the Convertible Promissory Note was paid in full.

On March 4, 2013, the Company issued a Convertible Promissory Note (“Note”) to Vista Capital Investments, LLC (“Holder”), in the original principal amount of $275,000 bearing a 12% annual interest rate and maturing one year for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.

i)	On March 6, 2013, the Company received cash proceeds of $25,000 on the first tranche of the Note, which was net of original issue discount of $20,533. During the year ended December 31, 2013, the Holder converted 217,374 shares of common stock of the Company with a fair value of $61,667 for $25,000 and $5,800 in principal and interest, respectively. On November 21, 2013, the first tranche of the Note was paid in full.
ii)	On October 30, 2013, the Company received cash proceeds of $25,000 on the second tranche of the Note, which was net of original issue discount of $18,667. During the year ended December 26, 2014, the Holder converted 239,246 shares of common stock of the Company with a fair value of $57,856 for $27,500 and $3,300 in principal and interest, respectively. On March 3, 2013, the second tranche of the Note was paid in full.
iii)	On January 14, 2014, the Company received cash proceeds of $25,000 on the third tranche of the Note. During the year ended December 26, 2014, the Holder converted 1,431,373 shares of common stock of the Company with a fair value of $51,654 for $20,540 of principal and interest. At December 26, 2014, the Note is recorded at a fully accreted value of $16,311 less unamortized debt discount of $188.
iv)	On March 19, 2014, the Company received cash proceeds of $25,000 on the fourth tranche of the Note. During the year ended December 26, 2014, the Holder converted 3,800,000 shares of common stock of the Company with a fair value of $33,410 for $17,364 in principal and interest, respectively. At December 26, 2014, the Note is recorded at a fully accreted value of $20,734 less unamortized debt discount of $1,530.
v)	On May 27, 2014, the Company received cash proceeds of $25,000 on the fifth tranche of the Note. At December 26, 2014, the Note is recorded at a fully accreted value of $49,118 less unamortized debt discount of $7,818.
vi)	On July 24, 2014, the Company received cash proceeds of $25,000 on the sixth tranche of the Note. At December 26, 2014, the Note is recorded at a fully accreted value of $48,244 less unamortized debt discount of $10,881.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On March 6, 2013, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $275,000 bearing a 12% annual interest rate and maturing in one year for $250,000 of consideration paid in cash and a $25,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.62 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date.

i)	On March 6, 2013, the Company received cash of $46,000 in the first tranche, which was net of original issue discount of $41,067. During the year ended December 31, 2013, the Holder converted 433,705 shares of common stock of the Company with a fair value of $115,758 for $55,000 and $6,600 in principal and interest, respectively. On November 12, 2013, the first tranche was paid in full.
ii)	On June 27, 2013, the Company received the second tranche of $50,000 in cash, which was net of original issue discount of $43,750. During the year ended December 26, 2014, the Holder converted 603,943 shares of common stock of the Company with a fair value of $142,804 for $56,250 and $6,750 in principal and interest, respectively. On March 3, 2014, the second tranche of the Note was paid in full.
iii)	On September 27, 2013, the Company received the third tranche of $50,000 in cash, which was net of original issue discount of $42,000. During the year ended December 26, 2014, the Holder converted 552,632 shares of common stock of the Company with a fair value of $243,158 for $56,250 and $6,750 in principal and interest, respectively. On March 26, 2014, the third tranche of the Note was paid in full.
iv)	On December 9, 2013, the Company received the fourth tranche of $40,000 in cash, which was net of original issue discount of $36,497. During the year ended December 26, 2014, the Holder converted 432,629 shares of common stock of the Company with a fair value of $96,576 for $45,000 and $5,400 in principal and interest, respectively. On July 22, 2014, the fourth tranche of the Note was paid in full.

On April 10, 2013, the Company issued a Convertible Promissory Note to Iconic Holding, LLC (“Holder”), in the original principal amount of $115,500 bearing a 5% annual interest rate and maturing April 10, 2014 for $101,200 of consideration paid in cash, $8,800 in issuer expenses and a $5,500 original issue discount. This unsecured convertible promissory note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 65% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the convertible promissory note within 60 days of date of issue at 110% of the original principal amount plus interest, between 60 days and 120 days at 120% of the original principal amount plus interest and between 120 days and 180 days at 130% of the original principal amount plus interest and 30,000 shares of common stock of the Company with a fair market value of $8,550. Thereafter, the Note may only be repaid with the consent of the Holder. The Company received cash proceeds of $101,200, which was net of unamortized discount of $62,192. On October 7, 2013, Company elected to prepay the Convertible Promissory Note for $149,500 in cash. The payment includes prepayment of $115,500 in original principal a prepayment penalty and outstanding accrued interest of $34,000.

On April 29, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principal amount of $128,500 bearing an 8% annual interest rate and maturing January 31, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $125,000, which was net of original issue discount of $93,052. On October 24, 2013, Company elected to prepay the Convertible Promissory Note for $176,291 in cash. The payment includes prepayment of $128,500 in original principal a prepayment penalty and outstanding accrued interest of $47,791.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On May 17, 2013, the Company entered into a Convertible Promissory Note with Redwood Fund II, LLC (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing November 17, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 58% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company received cash proceeds of $101,000, which was net of original issue discount of $76,825. At December 31, 2013, $60,547 of discount has been amortized. On November 19, 2013, Company elected to prepay the Convertible Promissory Note for $138,875 in cash. The payment includes prepayment of $101,000 in original principal a prepayment penalty and outstanding accrued interest of $37,875.

On May 20, 2013, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. (“Holder”) in the original principal amount of $53,000 bearing an 8% annual interest rate and maturing February 20, 2014. This convertible promissory note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $50,000, which was net of original issue discount of $40,701. On November 20, 2013, Company elected to prepay the Convertible Promissory Note for $73,641 in cash. The payment includes prepayment of $53,000 in original principal a prepayment penalty and outstanding accrued interest of $20,641.

On June 4, 2013, the Company entered into a Convertible Promissory Note with Evolution Capital Fund I, L.P. (“Holder”) in the original principal amount of $106,000 bearing a 12% annual interest rate and maturing March 4, 2014. This convertible note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the convertible promissory note if repaid within 120 days of date of issue at 140% of the original principal amount plus interest, between 121 days and 150 days at 145% of the original principal amount plus interest and between 151 days and 180 days at 150% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $101,000, which was net of original issue discount of $81,648. On December 31, 2013, Company elected to prepay the Convertible Promissory Note for $148,400 in cash. The payment includes prepayment of $106,000 in original principal a prepayment penalty and outstanding accrued interest of $42,400.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On July 11, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principal amount of $63,000 bearing an 8% annual interest rate and maturing April 15, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $60,000, which was net of original issue discount of $48,400. On January 9, 2014, the Company elected to pay the Note in full for $87,466 in cash allocated to $63,000 and $24,466 in principal and interest, respectively.

On September 16, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Willow Creek Capital Group, LLC (“Holder”) in the original principal amount of $130,000 bearing a 12% annual interest rate and maturing July 16, 2014. At the option of the Holder:

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

The Company may repay the Note at 135% of the original principal amount plus interest. The Company received cash proceeds of $125,000, which was net of original issue discount of $103,516 and convertible note payable derivative liability of $65,723. During the year ended December 26, 2014, the Company elected to pay $79,099 in cash and the Holder converted 509,965 shares of common stock of the Company with a fair value of $113,922 for $53,353 in principal and interest. On July 16, 2014, the Note was paid in full.

On October 31, 2013, the Company issued a Convertible Promissory Note (“Note”) to Iconic Holding, LLC (“Holder”), in the original principal amount of $110,250 bearing a 0% annual interest rate and maturing October 31, 2014 for $105,000 of consideration paid in cash and a $5,250 original issue discount. This unsecured Note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 60% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the Note within 60 days of date of issue at 125% of the original principal amount plus interest, between 60 days and 120 days at 130% of the original principal amount plus interest plus 30,000 shares of common stock of the Company and between 120 days and 180 days at 135% of the original principal amount plus interest plus 60,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder. The Company received cash proceeds of $105,000, which was net of unamortized discount of $73,500. At December 31, 2013, $12,284 of discount has been amortized. During the year ended December 26, 2014, the Holder converted 811,462 shares of common stock of the Company with a fair value of $208,845 for $110,250 of principal and interest. On June 5, 2014, the Note was paid in full.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On November 4, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principal amount of $128,500 bearing an 8% annual interest rate and maturing November 4, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $125,000, which was net of original issue discount of $100,496. On May 21, 2014, the Company elected to pay the Note in full for $178,545 in cash allocated to $128,500 and $50,045 in principal and interest, respectively.

On December 9, 2013, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $106,000 bearing a 12% annual interest rate and maturing December 9, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest. Thereafter, the Company subject to the approval of the Holder, may repay the Note at 135% of the original principal amount plus interest. The Company received cash proceeds of $101,000 which was net of original issue discount of $97,135. During the year ended December 26, 2014, the Holder converted 993,428 shares of common stock of the Company with a fair value of $214,959 for $105,000 of principal and interest. On September 17, 2014, the Note was paid in full.

On December 12, 2013 the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 bearing a 10% annual interest rate and maturing November 12, 2014. The Note is due is six equal monthly installments plus interest (“Installment Amount”) commencing six months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. The Company received cash proceeds of $100,000, which was net of original issue discount of $83,703. During the year ended December 26, 2014, the Company elected to pay $57,452 in cash and the Holder converted 713,167 shares of common stock of the Company with a fair market value of $138,205 for $77,528 in principal and interest. At July 17, 2014, the Note was paid in full.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On December 13, 2013 the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 bearing a 12% annual interest rate and maturing November 12, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 130% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. The Company received cash proceeds of $101,000, which was net of original issue discount of $83,673. During the year ended December 26, 2014, the Holder converted 761,005 shares of common stock of the Company with a fair value of $169,979 for $106,000 of principal and interest. On June 24, 2014, the Note was paid in full.

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

On January 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Metolius Capital, LLC (“Holder”) in the original principal amount of $106,000 bearing a 12% annual interest rate and maturing October 4, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 1,075,051 shares of common stock of the Company with a fair value of $225,761 for $106,000 of principal and interest. On July 25, 2014, the Note was paid in full.

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

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

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

On January 31, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $5,000 bearing a 0% annual interest rate and maturing December 31, 2014. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. In October 2014, the Company paid principal and interest of $88,577 in cash. At December 26, 2014, the Note is recorded at a fully accreted value of $44,039 less unamortized debt discount of $0.

On February 13, 2014, the Company entered into an Original Issue Discount Secured Promissory Note (“Note”) with Beaufort Ventures PLC (“Holder”) for a purchase price of $101,000 and a face amount of $136,350 and maturing August 13, 2014. After the maturity date, the Notes accrues interest at 22% per annum and the Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest trading price of the prior 15 trading days, determined on the then current trading market of the Company’s common stock, for 10 trading days prior to conversion. The Company may repay the prepay this note, if repaid within 90 days of date of issue, for a net payment of $136,350 plus 70,000 shares of common stock of the Company. On July 7, 2014, the Company paid the Note is full for $136,350 in cash.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On March 5, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing March 5, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 12,355,951 shares of common stock of the Company with a fair value of $275,164 for $113,866 of principal and interest. On December 22, 2014, the Note was paid in full.

On March 10, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Adar Bays, LLC (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing March 10, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 4,519,019 shares of common stock of the Company with a fair value of $194,724 for $101,000 of principal and interest. On November 3, 2014, the Note was paid in full.

On March 12, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Asher Enterprises, Inc. (“Holder”) in the original principal amount of $103,500 bearing an 8% annual interest rate and maturing December 17, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest and between 61 days and 90 days at 125% of the original principal amount plus interest and between 91 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 3,071,221 shares of common stock of the Company with a fair value of $185,620 for $103,500 of principal and interest. On October 13, 2014, the Note was paid in full.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On March 24, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principal amount of $112,500 bearing an 8% annual interest rate and maturing November 24, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest, and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Company elected to pay $75,289 in cash and the Holder converted 1,043,153 shares of common stock of the Company with a fair value of $115,166 for $60,000 in principal and interest. At September 29, 2014, the Note was paid in full.

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

The Company may repay the Note at 130% of the original principal amount plus interest. During the year ended December 26, 2014, the Holder converted 2,386,034 shares of common stock of the Company with a fair value of $143,162 for $30,000 of principal and interest. At December 26, 2014, the Note is recorded at a fully accreted value of $317,423 less unamortized debt discount of $814.

On April 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Coventry Enterprises, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $13,000 bearing a 10% annual interest rate and maturing April 5, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest bid price during the twelve trading days prior to the conversion date including the day upon which a Notice of Conversion is received by the Company. The Company may repay the Note if repaid within 180 days of date of issue at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 27,737,439 shares of common stock of the Company with a fair value of $306,184 for $98,856 of principal and interest. At December 26, 2014, the Note is recorded at a fully accreted value of $15,205 less unamortized debt discount of $413.

On April 14, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less original issue discount of $12,000 bearing a 12% annual interest rate and maturing April 17, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the Note at 145% of the original principal amount plus interest. During the year ended December 26, 2014, the Holder converted 26,340,100 shares of common stock of the Company with a fair value of $170,445 for $71,944 of principal and interest. At December 26, 2014, the Note is recorded at a fully accreted value of $90,790 less unamortized debt discount of $10,429.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On April 16, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $13,000 bearing a 10% annual interest rate and maturing March 16, 2015. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. During the year ended December 26, 2014, the Holder converted 18,429,925 shares of common stock of the Company with a fair value of $94,398 for $69,530 of principal and interest. At December 26, 2014, the Note is recorded at a fully accreted value of $88,577 less unamortized debt discount of $18,605.

On April 21, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners 3, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing January 21, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 459,281 shares of common stock of the Company with a fair value of $103,600 for $71,000 of principal and interest. During the year ended December 26, 2014, the Holder converted 8,620,690 shares of common stock of the Company with a fair value of $142,698 for $49,000 of principal and interest. At December 26, 2014, the Note is recorded at a fully accreted value of $136,503 less unamortized debt discount of $4,156.

On May 14, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $103,500 less transaction costs $3,500 bearing an 8% annual interest rate and maturing February 16, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 60 days of date of issue at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 33,354,930 shares of common stock of the Company with a fair value of $98,434 for $60,345 of principal and interest. At December 26, 2014, the Note is recorded at a fully accreted value of $83,014 less unamortized debt discount of $5,595.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On May 27, 2014, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $330,000 bearing a 12% annual interest rate and maturing in one year for $300,000 of consideration paid in cash and a $30,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.30 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On May 27, 2014, the Company received cash of $100,000 in the first tranche, which was net of original issue discount of $10,000. On August 19, 2014, the Company received cash of $50,000 in the second tranche, which was net of original issue discount of $5,000 bearing a 8% annual interest and maturing in one year. During the year ended December 26, 2014, the Holder converted 8,600,000 shares of common stock of the Company with a fair value of $25,880 for $14,256 of principal and interest. At December 26, 2014, the first tranche of the Note is recorded at a fully accreted value of $155,292 less unamortized debt discount of $34,471. At December 26, 2014, the second tranche of the Note is recorded at a fully accreted value of $87,135 less unamortized debt discount of $27,215.

On June 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing March 6, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $195,256 less unamortized debt discount of $19,354.

On June 9, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less an original issue discount of $12,000 bearing a 12% annual interest rate and maturing June 9, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the Note at 145% of the original principal amount plus interest. At December 26, 2014, the Note is recorded at a fully accreted value of $219,302 less unamortized debt discount of $42,917.

On July 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $78,500 less transaction costs $3,500 bearing an 8% annual interest rate and maturing April 7, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $4,673 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On July 3, 2014, the Company received cash proceed of a Convertible Promissory Note (“Note”) dated June 26, 2014 with JSJ Investment Inc. (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing December 27, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. Upon the maturity date, this note has a cash redemption value of 135%. This provision only may be exercise if the consent of the Note holder is obtained. At December 26, 2014, the Note is recorded at a fully accreted value of $182,582 less unamortized debt discount of $0.

On July 8, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing April 8, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $193,334 less unamortized debt discount of $29,073.

On July 11, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $225,000 less an original issuer’s discount of $20,000 and transaction costs of $16,000 bearing a 10% annual interest rate and maturing June 11, 2015. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. At December 26, 2014, the Note is recorded at a fully accreted value of $393,021 less unamortized debt discount of $123,793.

On July 11, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Macallan Partners, LLC (“Holder”) in the original principal amount of $115,000 less an original issue discount of $14,000 and transaction costs of $8,080 bearing a 0% annual interest rate and maturing January 7, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest trading price of any day during the 15 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, and between 61 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $198,276 less unamortized debt discount of $31,888.

On July 15, 2014, the Company issued a Convertible Promissory Note (“Note”) to Iconic Holding, LLC (“Holder”), in the original principal amount of $110,250 less an original issue discount of $5,250 and transaction costs of $8,340 bearing a 0% annual interest rate and maturing July 15, 2015. This unsecured Note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 60% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the Note within 60 days of date of issue at 125% of the original principal amount plus interest, between 60 days and 120 days at 130% of the original principal amount plus interest plus 30,000 shares of common stock of the Company and between 120 days and 180 days at 135% of the original principal amount plus interest plus 60,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder. At December 26, 2014, the Note is recorded at a fully accreted value of $183,750 less unamortized debt discount of $41,796.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On July 22, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $8,080 bearing a 12% annual interest rate and maturing April 22, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $192,492 less unamortized debt discount of $44,500.

On July 23, 2014, the Company entered into a Convertible Promissory Note (“Note”) with WHC Capital, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing July 23, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $183,355 less unamortized debt discount of $42,520.

On August 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 10% annual interest rate and maturing August 6, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $190,820 less unamortized debt discount of $44,627.

On August 8, 2014, the Company entered into a Convertible Debenture (“Note”) with Daniel James Management, Inc. (“Holder”) in the original principal amount of $101,000 bearing a 12% annual interest rate and maturing August 8, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest closing bid price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay any portion of the principal amount at 135% of such amount along with any accrued interest of this Debenture at any time upon seven days written notice to the Holder. At December 26, 2014, the Note is recorded at a fully accreted value of $182,439 less unamortized debt discount of $46,680.

On August 18, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Redwood Fund III, LLC (“Holder”) in the original principal amount of $262,500 less original issue discount of $12,500 and transaction costs of $22,000 bearing a 11% annual interest rate and maturing August 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. At December 26, 2014, the Note is recorded at a fully accreted value of $455,547 less unamortized debt discount of $199,861.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On August 18, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Redwood Management, LLC (“Holder”) in the original principal amount of $105,000 less original issue discount $5,000 bearing a 11% annual interest rate and maturing August 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. At December 26, 2014, the Note is recorded at a fully accreted value of $182,219 less unamortized debt discount of $76,764.

On September 19, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Eastmore Capital, LLC (“Holder”) in the original principal amount of $110,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing September 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the average of the lowest trading price during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. For six months, the Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $189,542 less unamortized debt discount of $55,681.

On September 19, 2014, the Company entered into a Convertible Promissory Note (“Note”) with RDW Capital, LLC (“Holder”) in the original principal amount of $131,250 less original issue discount of $6,250 bearing a 11% annual interest rate and maturing September 19, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. At December 26, 2014, the Note is recorded at a fully accreted value of $225,635 less unamortized debt discount of $102,059.

On September 24, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principal amount of $125,289 less transaction costs $6,300 bearing an 12% annual interest rate and maturing June 24, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and 121 days and 150 days at 130% and between 151 days and 180 days at 135% of the original principal amount plus interest of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $215,542 less unamortized debt discount of $56,696.

On October 1, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $95,000 less transaction costs $10,000 bearing an 8% annual interest rate and maturing July 6, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $167,105 less unamortized debt discount of $98,311.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 8 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On October 31, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing July 31, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $186,475 less unamortized debt discount of $146,173.

On November 12, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 10% annual interest rate and maturing November 12, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At December 26, 2014, the Note is recorded at a fully accreted value of $185,246 less unamortized debt discount of $162,962.

At December 26, 2014 and December 31, 2013, convertible notes payable include accrued interest of $103,555 and $0, respectively, for Notes that principal has been fully paid.

NOTE 9 – CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY

The Convertible Promissory Notes (see Note 8) with Willow Creek Capital Group, LLC with an issue date September 16, 2013, Gemini Master Fund Ltd. with an issue date of March 27, 2014, JMJ Financial Tranche 1 with an issue date of May 27, 2014, Tonaquint, Inc. with an issue date of April 16, 2014, Tonaquint, Inc. with an issue date of July 11, 2014, Redwood Fund III, Ltd. with an issue date of August 18, 2014, Redwood Management LLC with an issue date of August 18, 2014, JMJ Financial Tranche 2 with an issue date of August 19, 2014 and RDW Capital, LLC with an issue date of September 19, 2014 have an initial conversion price that is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than original conversion price.

The Company’s convertible promissory note derivative liabilities due to anti-dilution adjustments has been measured at fair value at December 26, 2014 and December 31, 2013 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial models are as follows:

Conversion price	$0.25 - $0.50
Risk free rate	0.03% - 0.11%
Expected volatility	196% - 282%
Dividend yield	0%
Expected life	0.03 years – 0.73 years

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 9 – CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY (CONTINUED)

Additionally, the Convertible Promissory Notes with KBM Worldwide, Inc. with an issue date of October 1, 2014, Tailwind Partner 3, LLC with an issue date of October 31, 2014 and LG Capital Funding, LLC with an issued date of November 12, 2014 were all accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities has been measured at fair value at December 26, 2014 and December 31, 2013 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

Conversion price	$0.0008 - $0.0141
Risk free rate	0.05%
Expected volatility	130% - 211%
Dividend yield	0%
Expected life	0.53 years – 1.00 years

NOTE 10 – WARRANT DERIVATIVE LIABILITY

On July 11, 2014, in conjunction with the issuance of the Convertible Promissory Note issued to Tonaquint, Inc. on July 11, 2014 (see Note 8), the Company issued a warrant to purchase 271,084 shares of common stock with an exercise price of $0.45 per share and a life of five years.

The warrant is subject to anti-dilution adjustments that allow for the reduction in the conversion price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.45 a share. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the Conversion Option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability.

The warrant derivative liability has been measured at fair value at July 11, 2014 and December 26, 2014 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the exercise price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

Risk free rate	1.75%
Expected volatility	170%
Dividend yield	0%
Expected life	4.5 years

NOTE 11 – CONTINGENT LIABILITY

The Company incurred a contingent liability related to the Asset Acquisition Agreement with Qwik Staffing Solutions, Inc. on April 29, 2013. The obligation is due in monthly installments by paying an amount equal to 6.5% of the monthly accounts receivable collected by operating the Orlando, Jacksonville and Tampa, Florida locations. The total payments are not to exceed $170,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum. The obligation to Qwik was paid in full during May 2014.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 11 – CONTINGENT LIABILITY (CONTINUED)

The Company incurred a contingent liability related to the Asset Acquisition Agreement with Shirley’s Employment Service, Inc. on April 13, 2014. The obligation is due in monthly installments by paying an amount equal to 5.0% of the monthly accounts receivable collected by operating the Tulsa, Oklahoma location. The total payments are not to exceed $100,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum.

The Company incurred a contingent liability related to the Asset Acquisition Agreement with Kwik Jobs, Inc. on September 26, 2014. The obligation is due in monthly installments by paying an amount equal to 5.0% of the monthly accounts receivable collected by operating the Birmingham, Alabama and Decatur, Georgia locations. The total payments are not expected to exceed $100,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum.

Opening balance at December 31, 2013	$79,221
Purchase of Shirley’s customer list – April 13, 2014	91,664
Purchase of Kwik customer list – September 26, 2014	141,529
Payments	(156,575)
Interest	10,023
Closing balance at December 26, 2014	$165,862

NOTE 12 – STOCKHOLDERS’ EQUITY

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

On October 22, 2014, the Board of Directors adopted and approved and the majority shareholder, Ryan Schadel, ratified a Company proposed amendment to the Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 150,000,000 to 1,000,000,000. The amendment is effective November 25, 2014.

Effective February 16, 2015, the Company filed a Certificate of Amendment to the Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 1,000,000,000 to 20,000,000,000 and to decrease the par value common stock from $0.001 per share to $0.00001 per share. The increase in authorized shares and change in par value have been accounted for retroactively in these financial statements.

Preferred Stock – The Company has 5,000,000 shares of “blank check” preferred stock authorized. As of December 26, 2014 and December 31, 2013, the Company had no preferred shares issued and outstanding, respectively.

On October 20, 2014, the Company issued fifty-one (51) shares of Series A Preferred Stock to Ryan Schadel for his service as the Chief Executive Officer and director of the Company.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock - The Company has 20,000,000,000 shares of $0.00001 par value common stock authorized. As of December 26, 2014 and December 31, 2013, the Company had 180,485,103 and 20,982,740 shares issued and outstanding, respectively.

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

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

On October 9, 2013, the Company agreed to issue options to purchase 2,405,037 shares of common stock to nineteen (19) employees of the Company with an exercise price of $0.05 per share of common stock and a contractual life of ten years in conjunction with the Form S-8 Registration Statement as filed on July 13, 2012. The stock options as vest follows: 25% on October 9, 2016, 35% on October 9, 2017 and the remaining 40% on October 9, 2018. The options were measured at their fair value on October 9, 2013 using the following Black-Scholes Model Assumptions: risk free interest (1.73%); expected volatility (147%); expected life (ten years); no dividends. Share-based compensation related to these common stock option grants for the years ended December 26, 2014 and December 31, 2013 amounted to $29,783 and $0, respectively, and is reported as stock-based compensation in the statement of operations and additional paid-in capital in the statement of stockholders’ equity.

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

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

During the year ended December 31, 2013, the holders of Convertible Promissory Notes (see Note 8) converted 2,152,240 shares of common stock of the Company with a fair value of $678,030 to settle $328,400 of principal and interest.

On February 11, 2014, the Company issued 100,000 shares of common stock for professional services valued at $21,000 ($0.02 per share).

On July 11, 2014, the Company issued 100,000 shares common stock in satisfaction of stock payable for $23,000 in stock-based compensation for professional fees.

On November 1, 2014, the Company issued 500,000 shares of common stock for investor relations valued at $11,100 ($0.0222 per share) based on the quoted market price of the shares at time of issuance.

On May 24, 2013, the Company issued 390,000 of shares of common stock to employees for services rendered by them for an aggregate fair value of $429 ($0.0.0021 per share) based on the quoted market price of the shares at time of issuance.

During the year ended December 26, 2014, the holders of Convertible Promissory Notes (see Note 8) converted 158,382,363 shares of common stock of the Company with a fair value of $3,448,803 to settle $1,575,531 of principal and interest.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 12 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding - January 1, 2014	3,883,455	$0.18
Granted	50,000	$0.06
Forfeited or expired	(1,057,478)	$0.05
Exercised	—	—
Outstanding– December 26, 2014	2,875,977	$0.19
Exercisable – December 26, 2014	1,885,000	$0.33

The following table summarizes information on stock options exercisable as of December 26, 2014:

Exercise Price	Number Outstanding at December 26, 2014	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.021	25,000	4.86	—
$0.105	25,000	4.77	—
$0.25	25,000	4.00	—
$0.295	50,000	3.75	—
$0.30	1,500,000	0.34	—
$0.41	30,000	3.32	—
$0.50	130,000	4.00	—
$0.56	50,000	3.16	—
$0.62	50,000	3.22	—

The following table summarizes information on stock options outstanding as of December 26, 2014:

Exercise Price	Number Outstanding at December 26, 2014	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.21	25,000	4.86	—
$0.05	990,977	8.79	—
$0.105	25,000	4.77	—
$0.25	25,000	4.00	—
$0.295	50,000	3.75	—
$0.30	1,500,000	0.34	—
$0.41	30,000	3.32	—
$0.50	130,000	4.00	—
$0.56	50,000	3.16	—
$0.62	50,000	3.22	—

The following is a summary of warrants activity during December 26, 2014:

	Number of Shares	Weighted Average Exercise Price
Balance, January 1, 2014	502,000	$0.40
Warrants granted and assumed Warrants canceled	1,339,286	$0.04
Warrants expired	—	—
Balance, December 26, 2014	1,841,286	$0.14

(1)	The number of warrants is equal to $56,250 divided by the market price. Market price is defined as greater of (i) the closing price of common stock on the issue date and (ii) the VWAP of the common stock for the trading day that is 2 trading days prior to the exercise price. At December 26, 2014, the number of warrants granted and assumed is calculated to be 1,339,286. The initial exercise price of the warrants is $0.45 per common share subject to adjustment for dilutive issuances. As December 26, 2014, the exercise price was $0.04 per share.

All warrants outstanding as of December 26, 2014 are exercisable.

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

NOTE 13 – INCOME TAXES

As of December 26, 2014, the Company had net operating loss carry forwards of $2,880,251 that may be available to reduce future years’ taxable income through 2032 and 2034. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carryforwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 26, 2014 and December 31, 2013:

	2014	2013

Net loss before taxes	$(5,119,506)	$(2,722,980)

Permanent adjustments:
Stock based compensation	104,360	801,915
Meals and Entertainment	55,661	12,926
Amortized debt discount	4,146,475	682,603
Non-deductible expenses	123,022
Temporary adjustments:
Bad debt expense	—	113,538
NOL loss carryforward	(689,988)	(1,111,998)

Tax rate	35%	35%
Recovery) Provision for income taxes	(241,496)	(389,000)
Less: Valuation allowance	241,496	389,000
Net deferred tax asset	$—	$—

The valuation allowance for deferred tax assets as of December 26, 2014 was $1,008,088. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 26, 2014 and December 31, 2013.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 26, 2014 and December 31, 2013:

	2013	2013
Federal statutory tax rate	(35.0)%	(35.0)%
Valuation allowance	35.0%	35.0%
	- %	- %

LABOR SMART, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 26, 2014

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2014	$689,988	2034
2013	$1,903,087	2033
2012	$287,176	2032

The tax years 2014, 2013, 2012 and 2011 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

NOTE 14 – COMMITMENTS

The Company leases office premises under 31 operating leases with terms from month to month to five years. Rental expenses was $443,802 and $236,734 for the years ended December 26, 2014 and December 31, 2013, respectively.

The following table is a schedule of future minimum lease commitments for the Company:

Period ending December 31,	2015	$ 483,201
	2016	382,161
	2017	260,679
	2018	185,301
	2019	105,565
		$ 1,416,907

NOTE 15 – SUBSEQUENT EVENTS

From December 27, 2014 to March 30, 2015, the holders of Convertible Promissory Notes (see Note 8) converted 2,907,605,253 shares of common stock of the Company with a fair value of $920,071 to settle $463,833 of principal and interest.

On January 13, 2015, the Company entered into a Second Amendment to Purchase and Sale Agreement (the “Amendment”) with Transfac. The Amendment amended the original Purchase and Sale Agreement entered into July 31, 2013, as amended on February 27, 2014 (the “Agreement”). Under the terms of the Amendment, the definition of “Advance Rate” was amended to read: “Advance Rate” means 90% or such other percent as may be determined from time to time by Transfac in its sole discretion. The previous “Advance Rate” was 85%. The definition of “Account Due Date” was amended to read: “Account Due Date” 90 days from the date of the invoice evidencing the Account. The previous “Account Due Date” was 80 days. The definition of “Maximum Advances” was amended to read: “Maximum Advances” means the maximum aggregate amount of Outstanding Advances, which amount shall not exceed $4,000,000, or such other amount as may be determined from time to time by Transfac in its sole discretion. The previous “Maximum Advances” were $2,000,000. The definition of “Contract Term” was amended to read: “Contract Term” means an initial period of 24 months commencing on the date of this signed Second Amendment to Purchase and Sale Agreement and renewal periods of 1 year thereafter. The previous “Contract Term” was 18 months. Finally, the following definition was added: “Origination Fee” means 0.25% of the Maximum Advances which was due and payable on the date of this signed Second Amendment to Purchase and Sale Agreement. All other provisions of the Agreement remain in full force and effect.

On January 27, 2015, the Company entered into a Partial Note Prepayment Agreement with Firehole River Capital, LLC (“Lender”) for the Convertible Promissory Note with a face value of $106,000 dated June 6, 2014. The Lender agreed to allow the Company to pay off $20,000 of principal by paying $25,000 in cash.

On January 27, 2015, the Company entered into a Partial Note Prepayment Agreement with Tailwind Partners, LLC (“Lender”) for the Convertible Promissory Note with a face value of $106,000 dated July 8, 2014. The Lender agreed to allow the Company to pay off $53,000 of principal by paying $64,000 in cash.

On January 27, 2015, the Company entered into a Partial Note Prepayment Agreement with Firehole River Capital, LLC (“Lender”) for the Convertible Promissory Note with a face value of $106,000 dated July 22, 2014. The Lender agreed to allow the Company to pay off $53,000 of principal by paying $64,000 in cash.

Effective February 16, 2015, the Company filed a Certificate of Amendment to the Articles of Incorporation to increase the number of authorized shares of the Company’s common stock from 1,000,000,000 to 20,000,000,000 and to decrease the par value common stock from $0.001 per share to $0.00001 per share.. The increase in authorized shares and change in par value have been accounted for retroactively in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 26, 2014.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 26, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 26, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 26, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) we do not have an audit committee of the Board of Directors or a financial expert serving on the Board of Directors (ii) inadequate segregation of duties and effective risk assessment; and (iii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines (iv) deficient design of our management information systems and information technology because the potential for unauthorized access to certain information systems and software applications existed during 2014 in several departments, including corporate accounting. Certain key controls for maintaining the overall integrity of systems and data processing were not properly designed and operating effectively.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 25, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name Age Position

Ryan Schadel	36	Chief Executive Officer, Chief Financial Officer, Chairman
Kimberly Thompson	47	Chief Operating Officer
James Robert Edmonds	36	Director
Matthew Rodgers	51	Director (resigned March 9, 2015)

Ryan Schadel , our founder, Chief Executive Officer, Chief Financial Officer and Chairman, has nearly 13 years’ experience in the temporary staffing industry. During these 12 years he has held numerous positions, starting as a sales rep in January 2000 with a nationwide temporary staffing company. Of his nearly 13 years’ experience in our industry, 11 have been in a management or executive capacity, and 8 of those years in a multi-unit management capacity. Mr. Schadel’s experience as our founder qualifies him to serve on our board of directors.

Kimberly Thompson has served as our Chief Operating Officer since November 2014. Ms. Thompson was previously an operations manager for Tip Top Roofers, Inc., from August 2000 to November 2014. Mrs. Thompson is an energetic leader and excels in implementing processes that drive revenue growth, financial performance, and operational excellence with a strong focus on customer satisfaction and brand loyalty. In her most recent position, Mrs. Thompson lead the operations team for the largest commercial roofing company in the southeast US.

James Robert Edmonds has served as a member of our board of directors since October 2014. Mr. Edmonds is a principal product manager at ServiceNow, Inc. in Santa Clara, California. His tenure with ServiceNow began in 2009 as a consultant. In 2011 he was promoted to Technical Architect, and in 2013 he was promoted to principal product manager. Prior to his tenure with ServiceNow, Mr. Edmonds was a technical consultant with C3i Business Solutions where he served from 2007 until 2009. Prior to his position at C3i, Mr. Edmonds served as the Mobile Solutions Engineer for Cox Communications, Virginia. His tenure at Cox began in 2000 and he served until 2007.

Matthew Rodgers has served as a member of our board of directors since October 2014. Mr. Rodgers is the President of iprospectcheck.com, a privately held employment screening firm located in Folsom, California. His tenure with iprospectcheck.com began in 2009. Prior to his tenure with iprospectcheck.com, Mr. Rodgers was the President and Chief Executive Officer of Interim Healthcare Staffing where he served from 2003 until 2012. Prior to his position at Interim HealthCare Staffing, Mr. Rodgers served as Executive Vice President and Chief Operating Officer of Labor Ready, Inc. His tenure at Labor Ready began in 1998 and he served until 2003. Mr. Rodger resigned as a member of the Board of Directors on March 9, 2015.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 26, 2014, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

At this time the Company has not established any code of conduct and ethics

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation awarded to, earned by, or paid to the named executive officer for all services rendered in all capacities to our company, or any of its subsidiaries, for the years ended December 26, 2014 and December 31, 2013:

			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Ryan Schadel	2014	$133,330	$-	$-	$-	$-	$-	$133,330
Chief Executive Officer and Chief Financial Officer	2013	$104,000	$-	$-	$-	$	$-	$104,000

Kimberly Thompson	2014	$14,618	$-	$-	$-	$-	$-	$14,618
Chief Operating Office	2013	$-	$-	$-	$-	$	$-	$-

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

The following table shows amounts earned by each Director in the fiscal year ended December 26, 2014.

Change in
Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or Paid			Incentive	Deferred
	in	Stock	Warrant	Plan	Compensation	All Other
Director	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Ryan Schadel	$—	$—	$—	$—	$—	$—	$—
Matthew Rodgers	$—	$2,218	$—	$—	$—	$—	$2,218
Matthew Rodgers	$—	$484	$—	$—	$—	$—	$484

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our Common Stock as of March 26, 2014 for:

●	each of our executive officers and directors;
●	all of our executive officers and directors as a group; and
●	any other beneficial owner of more than 5% of our outstanding Common Stock.

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

Except as otherwise noted, the address of the individuals in the following table below is c/o Labor Smart Inc., 3270 Florence Road, Suite 200, Powder Springs, GA 30127.

	Number of
	Shares
	Beneficially
Name of Beneficial Owner	Owned	Percentage (1)
Officers and Directors
Ryan Schadel	35,054,792 (2)	1.1%
Kimberly Thompson	198,300	*
Matthew Rodgers	125,000 (3)	*
James Edmonds	309,750	*
All officers and directors as a group (4 persons)	35,687,842	1.2%

*	Less than 1%.

(1)	Based on 3,088,060,356 shares of common stock issued and outstanding as of March 30, 2015.

(2)	Includes 51 shares issuable upon conversion of 51 shares of Series A Preferred Stock. Excludes 50,000 shares owned by the Mr. Schadel’s wife and 210,000 shares issuable upon exercise of options held by Mr. Schadel’s spouse. Each share of Series A Preferred Stock has voting rights equal to: (x) 0.019607 multiplied by the total issued and outstanding shares of common stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.

(3)	Represents shares issuable upon exercise of options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 26, 2014, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed and to be billed by our principal independent accountants, SingerLewark and De Joya Griffith, LLC, for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2014	2013
Audit Fees	$88,500	$44,225
Audit Related Fees	*	*
Tax Fees	*	*
All Other Fees	*	*
Total	$88,500	$44,225

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

Labor Smart, Inc.

April 10, 2015	By:	/s/ Ryan Schadel
Ryan Schadel
President, Treasurer, Director, Chief Executive and Chief Accounting Officer (Principal Executive and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 10, 2015	/s/ Ryan Schadel
Ryan Schadel President, Treasurer, Director, Chief Executive and Chief Accounting Officer