Form 10-Q
period 2015-03-27
Labor Smart, Inc.
filed 2015-05-18
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2015

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

Number of shares of issuer's common stock outstanding as of May 15, 2015 was 2,960,721,735.

LABOR SMART, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LABOR SMART, INC.

BALANCE SHEETS

	March 27, 2015	December 26, 2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$111,608	$68,972
Accounts receivable, net	2,500,671	3,068,798
Marketable securities, available for sale	79,434	99,954
Prepaid expense	139,927	322,855
Other assets	196,403	453,341
Total current assets	3,028,043	4,013,920

Deposits	75,183	80,283
Property and equipment, net	102,477	98,790
Customer relationships, net	335,732	385,436
Workers' compensation insurance collateral	670,543	536,771
Total long-term assets	1,183,935	1,101,280
Total assets	$4,211,978	$5,115,200

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$162,447	$190,517
Loan payable to factor	1,302,173	1,638,771
Payroll taxes payable	1,622,974	1,303,337
Notes payable, related party	14,725	14,725
Contingent liability, current portion	122,129	122,129
Convertible notes payable, net of unamortized discount of $714,660 and $1,487,875, respectively	3,744,754	3,894,678
Warrants and bifurcated conversion features	475,371	603,639
Total current liabilities	7,444,573	7,767,796

Contingent liability	26,820	43,733
Total liabilities	7,471,393	7,811,529

Stockholders' deficit
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding)	—	—
Series A Preferred stock, ($.0001 par value, 51
shares authorized; 51 issued and outstanding as of March 27, 2015 and December 26, 2014, respectively.	—	—
Common stock; $0.00001 par value; 20,000,000,000 shares
authorized, 2,960,721,735 and 180,455,103 issued and outstanding as of March 27, 2015 and December 26, 2014, respectively.	29,606	1,805
Additional paid-in capital	6,440,565	5,550,383
Accumulated deficit	(9,775,537)	(8,313,284)
Accumulated other comprehensive income (loss)	45,951	64,767
Total stockholder's deficit	(3,259,415)	(2,696,329)
Total liabilities and stockholders' deficit	$4,211,978	$5,115,200

The accompanying notes are an integral part of these unaudited consolidated financial statements

LABOR SMART, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended March 27, 2015	For the three months ended March 31, 2014

Revenues, net	$4,711,167	$4,792,941

Cost of revenues	3,483,799	3,685,229

Gross profit	1,227,368	1,107,712

Operating expenses
Payroll expenses	826,685	443,654
Bad debt expense	21,764	11,982
General and administrative expense	940,004	928,351

Total operating expenses	1,788,453	1,383,987

Operating loss	(561,085)	(276,275)

Other income (expenses)
Interest and finance expense	(1,027,707)	(798,446)
Gain on change in fair value in derivative liability	128,268	10,656
Gain (loss) on sale of securities	(1,729)	(443)

Total other income (expenses)	(901,168)	(788,233)

Net loss	$(1,462,253)	$(1,064,508)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(18,816)	2,151
Other comprehensive income (loss)	(18,816)	2,151

Comprehensive loss	$(1,481,069)	$(1,062,357)

Basic and diluted loss per common share	$(0.00)	$(0.05)

Basic and diluted weighted average common
shares outstanding	1,463,486,614	21,454,557

The accompanying notes are an integral part of these unaudited consolidated financial statements

LABOR SMART, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 27, 2015	For the three months ended March 31, 2014

Cash flows from operating activities:
Net loss	$(1,462,253)	$(1,064,508)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation	15,104	57,156
Interest and financing costs	910,283	695,918
Depreciation and amortization	61,892	28,212
Bad debt expense	21,764	—
(Gain) loss on sale of securities	1,729	443
(Gain) on change in fair value of derivative liability	(128,268)	(10,656)
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	546,363	(31,897)
Increase (decrease) in prepaid expense and deposits	182,928	(9,131)
Increase (decrease) in other assets	128,266	(60,244)
Increase (decrease) in accounts payable and accrued liabilities	(28,070)	105,928
Increase (decrease) in payroll taxes payable	319,637	(90,844)
Net cash provided by (used in) operating activities	569,375	(379,623)

Cash flows from investing activities:
Purchase of fixed assets	(15,875)	(36,625)
Proceeds from sale of marketable securities	9,089	21,805
Purchase of marketable securities	(9,114)	(55,325)
Net cash used in investing activities	(15,900)	(70,145)

Cash flows from financing activities:
Proceeds from convertible notes payable	—	1,237,395
Payment on convertible notes payable	(153,000)	(89,000)
Payment on notes payable - related party	—	(7,500)
Net cash used loan payable to factor	(336,598)	(101,986)
Payments on contingent liability	(21,241)	(43,796)
Net cash provided by (used in) financing activities	(510,839)	995,113

Net change in cash	42,636	545,345

Cash, beginning of period	68,972	178,539

Cash, end of period	$111,608	$723,884

Supplemental disclosure of cash flow information:
Interest paid	$117,424	$102,528
Taxes paid	$—	$—
Non-cash investing and financing activities
Shares issued for convertible notes	$456,447	$210,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. At March 27, 2015, the Company had an accumulated deficit of $9,755,537 and negative working capital of $4,416,530. Also, the Company had a net loss of $1,462,253 for three months ended March 27, 2015. Additionally, the operating activities of the Company provided $569,375 net cash during the same three month period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). On January 20, 2015, the Company incorporated a 100% owned subsidiary, Skill Corp, Inc. On March 2, 2015, the Company incorporated the following 100% owned subsidiaries: LSI Corp, LLC, Labor Smart TN, LLC, Labor Smart SE, LLC, Labor Smart SE II, LLC, Labor Smart NAT, LLC, Labor Smart GA, LLC and Labor Smart MW, LLC which are included in these consolidated financial statements. All significant inter-company accounts and transactions have been eliminated.

The Company has a 52-53 week fiscal year ending on the Friday closest to December 31.  This change was effective with the end of the registrant’s fiscal second quarter ended June 26, 2014. The change to a 52-53 week fiscal year was retroactively applied as if it was adopted as of January 1, 2014. The registrant’s current fiscal year ends on December 25, 2015 and comprises 52 weeks.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the condensed consolidated financial statements, footnote disclosures and other information normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of March 27, 2015 and December 26, 2014 as follows:

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value Measurements as of March 27, 2015 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	3/27/2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$42,267	$42,267	$0	$0
Warrant	37,167	0	0	37,167
Total	$79,434	$42,267	$0	$37,167
Liabilities:
Convertible note payable derivative liability	$473,012	$0	$0	$473,012
Warrant derivative liability	2,359	0	0	2,359
Contingent consideration payable	148,949	0	0	148,949
Total	$624,320	$0	$0	$624,320

Fair Value Measurements as of December 26, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	12/26/2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$52,610	$52,610	$0	$0
Warrant	47,344	0	0	47,344
Total	$99,954	$52,610	$0	$47,344
Liabilities:
Convertible note payable derivative liability	$601,345	$0	$0	$601,345
Warrant derivative liability	2,294	0	0	2,294
Contingent consideration payable	165,862	0	0	165,862
Total	$769,501	$0	$0	$769,501

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Changes in convertible note payable derivative liability during the three months ended March 27, 2015 were as follows:

Opening balance at December 26, 2014	$601,345
Gain on change in fair value of derivative liability	(128,333)
Closing balance at March 27, 2015	$473,012

Changes in warrant derivative liability during the three months ended March 27, 2015 were as follows:

Opening balance at December 26, 2014	$2,294
Loss on change in fair value of derivative liability	65
Closing balance at March 27, 2015	$2,359

Equity securities comprise publicly traded shares of common stock. The warrant gives the Company, the right but not the obligation, to purchase 100,000 shares of Science to Consumers, Inc. (formerly Argon Beauty Corp.) (OTCBB:BEUT). The warrant is valued at the end of each accounting period using the Black Scholes option valuation model using the following inputs at March 27, 2015: stock price $0.41, exercise price $0.50, expected life 2.48 years, volatility 218%, dividends 0% and discount rate 1.08%.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of March 27, 2015, the Company’s accounts are insured for $250,000 by FDIC for US bank deposits.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. Deferred income taxes are reported for timing differences between items of income or expense reported in the consolidated financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes.

The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

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

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain debt financing, including legal fees, origination fees and administration fees. Costs associated with the Convertible Promissory Notes are deferred and amortized in our statements of operations using the straight-line method, which approximates the effective interest method, over the terms of the respective financing instrument.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company, and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Factoring Agreements and Accounts Receivable

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”). Advances to the Company from Transfac are with recourse and are secured by assets of the Company and are treated as a secured financing arrangement. As of March 27, 2015 and December 26, 2014, factored accounts receivable total $1,341,980 and $1,638,771, respectively.

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of March 27, 2015 and December 26, 2014, the Company has recorded an allowance of $110,605 and $110,605, respectively.

Property and Equipment

Property and equipment are stated at the lower of cost or fair value. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets, as follows:

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	March 27, 2015	December 26, 2014
Office equipment and furniture	$147,170	$131,295
Less: accumulated depreciation	(44,693)	(32,505)
	$102,477	$98,790

Depreciation expense for three months ended March 27, 2015 and 2014 was $12,188 and $4,039, respectively.

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

	March 27, 2015	December 26, 2014
Customer lists	$598,090	$598,090
Less: accumulated amortization	(262,358)	(212,654)
	$335,732	$385,436

Amortization expense for the three months ended March 27, 2015 and March 31, 2014 was $49,704 and $24,173 respectively.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive common shares outstanding stock options assumed to be exercised or vested and paid out of shares of common stock and warrants assumed to be exercised. Outstanding stock options and warrants are disclosed in Note 11 Stockholders’ Equity.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Notes Payable

i)                     Beneficial Conversion Feature

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

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has issued financial instruments including senior convertible promissory notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, in certain instances, these instruments are required to be carried as derivative liabilities, at fair value, in our consolidated financial statements.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“FASB ASU 2014-09”). This standard update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards. The standard update intends to provide a more robust framework for addressing revenue issues; improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; and provide more useful information to users of consolidated financial statements through improved disclosure requirements. Upon adoption of this standard update, the Company expects that the allocation and timing of revenue recognition will be impacted. The provisions of FASB ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and are to be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early application is not permitted. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 4 – PREPAID

As of March 27, 2015 and December 26, 2014, the Company had prepaid expenses of $139,927 and $322,855, respectively. Prepaid expenses at March 27, 2015 comprised primarily of prepaid lease payments, insurance and services.

NOTE 5 – FACTORING AGREEMENT

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

The factoring line of credit with Transfac has been treated as a secured financing arrangement. As of March 27, 2015 and December 26, 2014 under the agreement with Transfac, the Company had factored receivables in the amounts of $1,341,980 and $1,699,900, recorded reserve deposits of $191,986 and $448,968 included in other current assets, and recorded a liability of $1,302,173 and $1,638,771, respectively. Discounts and interest provided during factoring of the accounts receivable have been expensed on the statements of operations as interest expense. For the three months ended March 27, 2015 and March 31, 2014, interest expense related to the factoring arrangement was $105,000 and $69,799, respectively.

NOTE 6 – RELATED PARTY

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768. This loan is payable on demand, unsecured, and bears 0% interest per annum. This loan consolidates all previous loans issued. As of March 27, 2015, $161,043 of this note has been repaid and $14,725 (December 26, 2014 - $14,725) of this note remains outstanding.

NOTE 7 – CONVERTIBLE PROMISSORY NOTES

Unless otherwise stated in Note 8, these convertible promissory notes have been accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity.

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

i)	On January 14, 2014, the Company received cash proceeds of $25,000 on the third tranche of the Note. During the year ended December 26, 2014, the Holder converted 1,431,373 shares of common stock of the Company with a fair value of $51,654 to settle $20,540 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $16,427 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

ii)	On March 19, 2014, the Company received cash proceeds of $25,000 on the fourth tranche of the Note. During the year ended December 26, 2014, the Holder converted 3,800,000 shares of common stock of the Company with a fair value of $33,410 to settle $17,364 in principal and interest, respectively. During the three months ended March 27, 2015, the Holder converted 15,000,000 shares of common stock of the Company with a fair value of $15,000 to settle $8,100 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $7,756 less unamortized debt discount of $0.
iii)	On May 27, 2014, the Company received cash proceeds of $25,000 on the fifth tranche of the Note. At March 27, 2015, the Note is recorded at a fully accreted value of $50,474 less unamortized debt discount of $2,863.
iv)	On July 24, 2014, the Company received cash proceeds of $25,000 on the sixth tranche of the Note. At March 27, 2015, the Note is recorded at a fully accreted value of $49,600 less unamortized debt discount of $5,744.

On December 12, 2013 the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 bearing a 10% annual interest rate and maturing November 12, 2014. The Note is due is six equal monthly installments plus interest (“Installment Amount”) commencing six months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. The Company received cash proceeds of $100,000, which was net of original issue discount of $83,703. During the year ended December 26, 2014, the Company elected to pay $32,457 in cash and the Holder converted 713,167 shares of common stock of the Company with a fair market value of $138,205 to settle $77,528 in principal and interest. During the three months ended March 27, 2015, the Holder converted 43,713,145 shares of common stock of the Company with a fair value of $48,084 to settle $24,042 of principal and interest. At January 16, 2015, the Note was paid in full.

On January 31, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $5,000 bearing a 0% annual interest rate and maturing December 31, 2014. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. In October 2014, the Company paid principal and interest of $88,577 in cash. At March 27, 2015, the Note is recorded at a fully accreted value of $3,969 less unamortized debt discount of $0.

On March 27, 2014, the Company entered into a 10% Original Issue Discount Convertible Promissory Note (“Note”) with Gemini Master Fund, Ltd. (“Holder”) in the original principal amount of $220,000 bearing a 10% annual interest rate and maturing January 1, 2015. At March 27, 2015, the Note has passed its maturity date and the Company has not received a notice of default. At the option of the Holder:

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

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

The Company may repay the Note at 130% of the original principal amount plus interest. During the year ended December 26, 2014, the Holder converted 2,386,034 shares of common stock of the Company with a fair value of $143,162 to settle $30,000 of principal and interest. During the three months ended March 27, 2015, the Holder converted 24,923,077 shares of common stock of the Company with a fair value of $29,908 to settle $16,200 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $292,584 less unamortized debt discount of $0.

On April 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Coventry Enterprises, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $13,000 bearing a 10% annual interest rate and maturing April 5, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest bid price during the twelve trading days prior to the conversion date including the day upon which a Notice of Conversion is received by the Company. The Company may repay the Note if repaid within 180 days of date of issue at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 27,737,439 shares of common stock of the Company with a fair value of $306,184 to settle $98,856 of principal and interest. During the three months ended March 27, 2015, the Holder converted 8,015,809 shares of common stock of the Company with a fair value of $12,825 to settle $5,050 of principal and interest. On January 21, 2015, the note was paid in full.

On April 14, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less original issue discount of $12,000 bearing a 12% annual interest rate and maturing April 17, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the Note at 145% of the original principal amount plus interest. During the year ended December 26, 2014, the Holder converted 26,340,100 shares of common stock of the Company with a fair value of $170,445 to settle $71,944 of principal and interest. During the three months ended March 27, 2015, the Holder converted 110,890,000 shares of common stock of the Company with a fair value of $120,344 to settle $60,979 of principal and interest. On January 21, 2015, the note was paid in full.

On April 16, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $13,000 bearing a 10% annual interest rate and maturing March 16, 2015. At March 27, 2015, the Note has passed its maturity date and the Company has not received a notice of default. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. During the year ended December 26, 2014, the Holder converted 18,429,925 shares of common stock of the Company with a fair value of $94,398 to settle $69,530 of principal and interest. During the three months ended March 27, 2015, the Holder converted 261,500,000 shares of common stock of the Company with a fair value of $47,150 to settle $28,628 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $42,984 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On April 21, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners 3, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing January 21, 2015. At March 27, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 8,620,690 shares of common stock of the Company with a fair value of $142,698 to settle $49,000 of principal and interest. During the three months ended March 27, 2015, the Holder converted 220,714,216 shares of common stock of the Company with a fair value of $77,402 to settle $35,500 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $76,248 less unamortized debt discount of $0.

On May 14, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $103,500 less transaction costs $3,500 bearing an 8% annual interest rate and maturing February 16, 2015. At March 27, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 60 days of date of issue at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 33,354,930 shares of common stock of the Company with a fair value of $98,434 to settle $60,345 of principal and interest. From January 1, 2015 to January 12, 2015, the Holder converted 69,788,011 shares of common stock of the Company with a fair value of $87,550 to settle $46,595 of principal and interest. On January 12, 2015, the note was paid in full.

On May 27, 2014, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $330,000 bearing a 12% annual interest rate and maturing in one year for $300,000 of consideration paid in cash and a $30,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.30 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On May 27, 2014, the Company received cash of $100,000 in the first tranche, which was net of original issue discount of $10,000. On August 19, 2014, the Company received cash of $50,000 in the second tranche, which was net of original issue discount of $5,000 bearing a 8% annual interest and maturing in one year. During the year ended December 26, 2014, the Holder converted 8,600,000 shares of common stock of the Company with a fair value of $25,880 to settle $14,256 of principal and interest. During the three months ended March 27, 2015, the Holder converted 260,340,000 shares of common stock of the Company with a fair value of $71,239 to settle $35,678 of principal and interest. At March 27, 2015, the first tranche of the Note is recorded at a fully accreted value of $103,143 less unamortized debt discount of $9,621. At March 27, 2015, the second tranche of the Note is recorded at a fully accreted value of $88,827 less unamortized debt discount of $15,688.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On June 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing March 6, 2015. At March 27, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the three months ended March 27, 2015, the Holder converted 145,805,413 shares of common stock of the Company with a fair value of $72,617 to settle $33,000 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $106.900 less unamortized debt discount of $0.

On June 9, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less an original issue discount of $12,000 bearing a 12% annual interest rate and maturing June 9, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the Note at 145% of the original principal amount plus interest. During the three months ended March 27, 2015, the Holder converted 291,130,000 shares of common stock of the Company with a fair value of $33,343 to settle $16,012 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $196,051 less unamortized debt discount of $15,220.

On July 3, 2014, the Company received cash proceed of a Convertible Promissory Note (“Note”) dated June 26, 2014 with JSJ Investment Inc. (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing December 27, 2014. At March 27, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. Upon the maturity date, this note has a cash redemption value of 135%. This provision only may be exercise if the consent of the Note holder is obtained. During the three months ended March 27, 2015, the Holder converted 182,838,423 shares of common stock of the Company with a fair value of $65,378 to settle $32,590 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $116,479 less unamortized debt discount of $0.

On July 8, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing April 8, 2015. The Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 27, 2015, the Note is recorded at a fully accreted value of $105,794 less unamortized debt discount of $1,122.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On July 11, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $225,000 less an original issuer’s discount of $20,000 and transaction costs of $16,000 bearing a 10% annual interest rate and maturing June 11, 2015. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. During the three months ended March 27, 2015, the Holder converted 75,000,000 shares of common stock of the Company with a fair value of $15,000 for $8,250 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $388,511 less unamortized debt discount of $50,755.

On July 11, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Macallan Partners, LLC (“Holder”) in the original principal amount of $115,000 less an original issue discount of $14,000 and transaction costs of $8,080 bearing a 0% annual interest rate and maturing January 7, 2015. At March 27, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest trading price of any day during the 15 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, and between 61 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the three months ended March 27, 2015, the Holder converted 221,494,253 shares of common stock of the Company with a fair value of $52,609 to settle $24,000 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $156,897 less unamortized debt discount of $0.

On July 15, 2014, the Company issued a Convertible Promissory Note (“Note”) to Iconic Holding, LLC (“Holder”), in the original principal amount of $110,250 less an original issue discount of $5,250 and transaction costs of $8,340 bearing a 0% annual interest rate and maturing July 15, 2015. This unsecured Note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 60% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the Note within 60 days of date of issue at 125% of the original principal amount plus interest, between 60 days and 120 days at 130% of the original principal amount plus interest plus 30,000 shares of common stock of the Company and between 120 days and 180 days at 135% of the original principal amount plus interest plus 60,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder. During the three months ended March 27, 2015, the Holder converted 126,973,320 shares of common stock of the Company with a fair value of $55,429 to settle $27,423 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $147,928 less unamortized debt discount of $17,151.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On July 22, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $8,080 bearing a 12% annual interest rate and maturing April 22, 2015. The Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 27, 2015, the Note is recorded at a fully accreted value of $104,953 less unamortized debt discount of $11,363.

On July 23, 2014, the Company entered into a Convertible Promissory Note (“Note”) with WHC Capital, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing July 23, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the three months ended March 27, 2015, the Holder converted 162,855,000 shares of common stock of the Company with a fair value of $30,420 to settle $15,058 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $157,698 less unamortized debt discount of $17,367.

On August 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 10% annual interest rate and maturing August 6, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the three months ended March 27, 2015, the Holder converted 41,719,482 shares of common stock of the Company with a fair value of $8,344 to settle $2,420 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $191,115 less unamortized debt discount of $22,273.

On August 8, 2014, the Company entered into a Convertible Debenture (“Note”) with Daniel James Management, Inc. (“Holder”) in the original principal amount of $101,000 bearing a 12% annual interest rate and maturing August 8, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest closing bid price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay any portion of the principal amount at 135% of such amount along with any accrued interest of this Debenture at any time upon seven days written notice to the Holder. During the three months ended March 27, 2015, the Holder converted 269,145,700 shares of common stock of the Company with a fair value of $26,915 to settle $19,928 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $162,558 less unamortized debt discount of $22,332.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On August 18, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Redwood Fund III, LLC (“Holder”) in the original principal amount of $262,500 less original issue discount of $12,500 and transaction costs of $22,000 bearing a 11% annual interest rate and maturing August 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. During the three months ended March 27, 2015, the Holder converted 269,145,700 shares of common stock of the Company with a fair value of $26,915 to settle $19,928 of principal and interest. At March 27, 2015, the Note is recorded at a fully accreted value of $467,578 less unamortized debt discount of $114,887.

On August 18, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Redwood Management, LLC (“Holder”) in the original principal amount of $105,000 less original issue discount $5,000 bearing a 11% annual interest rate and maturing August 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. At March 27, 2015, the Note is recorded at a fully accreted value of $153,547 less unamortized debt discount of $39,090.

On September 19, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Eastmore Capital, LLC (“Holder”) in the original principal amount of $110,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing September 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the average of the lowest trading price during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. For six months, the Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. Thereafter, the Company does not have the right of prepayment. At March 27, 2015, the Note is recorded at a fully accreted value of $194,966 less unamortized debt discount of $34,452.

On September 19, 2014, the Company entered into a Convertible Promissory Note (“Note”) with RDW Capital, LLC (“Holder”) in the original principal amount of $131,250 less original issue discount of $6,250 bearing a 11% annual interest rate and maturing September 19, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. At March 27, 2015, the Note is recorded at a fully accreted value of $231,650 less unamortized debt discount of $63,270.

On September 24, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principal amount of $125,289 less transaction costs $6,300 bearing an 12% annual interest rate and maturing June 24, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and 121 days and 150 days at 130% and between 151 days and 180 days at 135% of the original principal amount plus interest of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 27, 2015, the Note is recorded at a fully accreted value of $221,721 less unamortized debt discount of $26,004.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On October 1, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $95,000 less transaction costs $10,000 bearing an 8% annual interest rate and maturing July 6, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 27, 2015, the Note is recorded at a fully accreted value of $170,381 less unamortized debt discount of $48,160.

On October 31, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing July 31, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 27, 2015, the Note is recorded at a fully accreted value of $191,957 less unamortized debt discount of $79,438.

On November 12, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 10% annual interest rate and maturing November 12, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At March 27, 2015, the Note is recorded at a fully accreted value of $189,815 less unamortized debt discount of $110,065.

At March 27, 2015 and December 26, 2014, convertible notes payable include accrued interest of $71,207 and $103,555, respectively, for Notes that principal has been fully paid.

NOTE 8– CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY

The Convertible Promissory Notes with Willow Creek Capital Group, LLC with an issue date September 16, 2013, Gemini Master Fund Ltd. with an issue date of March 27, 2014, JMJ Financial Tranche 1 with an issue date of May 27, 2014, Tonaquint, Inc. with an issue date of April 16, 2014, Tonaquint, Inc. with an issue date of July 11, 2014, Redwood Fund III, Ltd. with an issue date of August 18, 2014, Redwood Management LLC with an issue date of

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 8– CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY (CONTINUED)

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

The Company’s convertible promissory note derivative liabilities due to anti-dilution adjustments has been measured at fair value at March 27, 2015 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial models are as follows:

Conversion price	$0.25 - $0.50
Risk free rate	0.03% - 0.11%
Expected volatility	181% - 280%
Dividend yield	0%
Expected life	0.23 years – 0.63 years

Additionally, the Convertible Promissory Notes with KBM Worldwide, Inc. with an issue date of October 1, 2014, Tailwind Partner 3, LLC with an issue date of October 31, 2014 and LG Capital Funding, LLC with an issued date of November 12, 2014 were all accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities has been measured at fair value at March 27, 2015 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

Conversion price	$0.0001
Risk free rate	0.05%
Expected volatility	249% - 274%
Dividend yield	0%
Expected life	0.28 years – 0.63 years

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 9 – WARRANT DERIVATIVE LIABILITY

On July 11, 2014, in conjunction with the issuance of the Convertible Promissory Note issued to Tonaquint, Inc. on July 11, 2014, the Company issued a warrant to purchase 271,084 shares of common stock with an exercise price of $0.45 per share and a life of five years.

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

The warrant derivative liability has been measured at fair value at December 31, 2014 and March 27, 2015 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the exercise price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

Risk free rate	1.75%
Expected volatility	181%
Dividend yield	0%
Expected life	4.25 years

NOTE 10 – CONTINGENT LIABILITY

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

Opening balance at December 26, 2014	$165,862
Payments	(21,241)
Interest	4,326
Closing balance at March 27, 2015	$148,947

The current portion and long-term portion of the contingent liability reported on the consolidated balance sheet at March 27, 2015 is $122,129 and $26,820, respectively.

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock – The Company has 5,000,000 shares of “blank check” preferred stock authorized. As of March 27, 2015 and December 26, 2014, the Company had 51 preferred shares issued and outstanding, respectively.

Common Stock - The Company has 20,000,000,000 shares of $0.00001 par value common stock authorized. As of March 27, 2015 and December 26, 2014, the Company had 2,960,721,735 and 180,485,103 shares issued and outstanding, respectively.

During the three months ended March 27, 2015, the holders of Convertible Promissory Notes (see Note 7) converted 2,780,266,632 shares of common stock of the Company with a fair value of $902,879 to settle $456,447 of principal and interest.

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding - December 26, 2014	2,875,977	$0.23
Granted	—	—
Forfeited or expired	—	—
Exercised	—	—
Outstanding– March 27, 2015	2,875,977	$0.23
Exercisable – March 27, 2015	1,885,000	$0.33

The following table summarizes information on stock options exercisable as of March 27, 2015:

Exercise Price	Number Outstanding at March 27, 2015	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.021	25,000	4.61	—
$0.105	25,000	4.52	—
$0.25	25,000	3.75	—
$0.295	50,000	3.50	—
$0.30	1,500,000	0.09	—
$0.41	30,000	3.07	—
$0.50	130,000	3.51	—
$0.56	50,000	2.91	—
$0.62	50,000	2.97	—

The following table summarizes information on stock options outstanding as of March 27, 2015:

Exercise Price	Number Outstanding at March 27, 2015	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.021	25,000	4.61	—
$0.05	990,977	8.54	—
$0.105	25,000	4.52	—
$0.25	25,000	3.75	—
$0.295	50,000	3.50	—
$0.30	1,500,000	0.09	—
$0.41	30,000	3.07	—
$0.50	130,000	3.51	—
$0.56	50,000	2.91	—
$0.62	50,000	2.97	—

LABOR SMART, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 27, 2015

(Unaudited)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of warrants activity during March 27, 2015:

	Number of Shares	Weighted Average Exercise Price
Balance, December 26, 2014	1,841,286	$0.14
Warrants granted and assumed (1) Warrants canceled	47,573,747	$0.0012
Warrants expired	—	—
Balance, March 27, 2015	49,415,043	$0.0052
(1)	The number of warrants is equal to $56,250 divided by the market price. Market price is defined as greater of (i) the closing price of common stock on the issue date and (ii) the VWAP of the common stock for the trading day that is 2 trading days prior to the exercise price. At March 27, 2015, the number of warrants granted and assumed is calculated to be 48,913,043. At December 26, 2014, 1,570,202 warrants were recognized. The initial exercise price of the warrants is $0.45 per common share subject to adjustment for dilutive issuances. As March 27, 2015, the exercise price was $0.0012 per share.

All warrants outstanding as of March 27, 2015 are exercisable.

NOTE 12 – COMMITMENTS

The Company leases office premises under 31 operating leases with terms from month to month to five years. Rental expenses was $159,545 and $75,401 for the years ended March 27, 2015 and March 31, 2014, respectively.

The following table is a schedule of future minimum lease commitments for the Company:

Period ending December 31,	2015	$396,382
	2016	443,830
	2017	305,970
	2018	206,101
	2019	119,965
	2020	105,227
		$1,577,475

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

Overview

Labor Smart, Inc. was incorporated in the State of Nevada on May 31, 2011. We are an emerging provider of temporary employees to the construction, manufacturing, hospitality, restoration and retail industries. We provide unskilled and semi-skilled temporary workers to our customers. The Company operates 30 branch office locations primarily throughout the Southeast and Midwest US.

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

During fiscal 2015 we do not expect to open more than five new branch office locations, however, we are aggressively pursuing acquisitions that fit well with our culture and will continue to seek more acquisition opportunities than in prior years. This major shift in focus is directly related to our new large deductible worker’s compensation policy. Our industry is very fragmented. We have invested heavily in our corporate infrastructure in the last three years. We believe we can execute acquisitions with an investment of one to four times EBITDA of the seller and immediately recognize economies of scale and a reduced cost of sales for the acquired customer lists as it is integrated into our operations. With our experienced management team, we believe we can successfully execute and close acquisitions totaling $20-$40 million in revenue in 2015, though financing our target acquisitions are expected to be a challenge.

In fiscal 2015, we will seek opportunities to open new branches, though our new branch openings will be much less substantial than in prior years as we shift our expansion strategy to be more acquisition centric. Selection of these locations will be more strategic than in prior years. We will, when possible, open locations based on needs of already existing clients.

At December 26, 2014, we had 30 branches and at March 27, 2015, we had 30 branches. We will consider closing under-performing branches on a case by case basis.

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

RECONCILIATION OF GAAP NET INCOME (LOSS) TO EBITDA

(UNAUDITED)

Three Months Ended March 27, 2015
GAAP, net loss	$(1,462,253)
Add:
Provision for income taxes	—
Interest and finance expense, net	910,283
Depreciation and amortization	61,892
EBITDA	(490,078)
Non-recurring acquisition and expansion costs	—
Adjusted EBITDA	$(490,078)

Results of Operations – Three Months Ended March 27, 2015

Summary of Operations:

Revenue for the three months ended March 27, 2015 was $4,711,167 as compared to $4,792,941 for the three months ended March 31, 2014. The decrease in revenue for the three months ended March 27, 2015 was $81,774 or 2%. This decrease was due to a strategic decision to remove high risk, low margin accounts from our revenue stream during the 2nd and 3rd quarters of 2014.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 20% of revenue for the three months ended March 27, 2015 and 19% for the three months ended March 31, 2014.

For the three months ended March 27, 2015, of our total $1,788,453 in operating expenses, $82,346 is attributable to professional fees including legal, accounting, and consulting services, $15,104 in stock based compensation related to vesting of stock options, $826,685 to staff payroll expenses, $21,764 to bad debts, and $842,554 to other general and administrative fees.

For the three months ended March 31, 2014, of our total $1,383,987 in operating expenses, $92,597 is attributable to professional fees including legal, accounting, and consulting services, $57,156 in stock based compensation related to consulting fees, $443,654 to staff payroll expenses, $11,982 to bad debts, and $778,598 to other general and administrative expenses.

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

Net cash provided by operations was $569,375 during the three months ended March 27, 2015. Net cash flows provided by in operating activities for the three months ended March 27, 2015 mainly consisted of a net loss of $1,462,253 adjusted for stock based compensation of $15,104, financing fees of $910,283, by an increase of $546,363 in accounts receivable and an increase of $319,637 in payroll taxes payable.

Net cash used in operations was $379,623 during the three months ended March 31, 2014. Net cash flows used in operating activities for the three months ended March 31, 2014 mainly consisted of a net loss of $1,064,508 adjusted for stock based compensation of $57,156, financing fees of $695,918, by a decrease of $31,897 in accounts receivable and a decrease of $90,844 in payroll taxes payable.

Cash used in investing activities totaled $15,900 for the three months ended March 27, 2015. Net cash flows used by investing activities consists of the purchase of fixed assets of $15,875 and $9,089 in the purchase of marketable securities offset by $9,114 in proceeds from the sale of marketable securities.

Cash used in investing activities totaled $70,145 for the three months ended March 31, 2014. Net cash flows used by investing activities consists of the purchase of fixed assets of $36,625 and $21,805 in the purchase of marketable securities offset by $55,325 in proceeds from the sale of marketable securities.

Net cash provided by financing activities totaled $510,839 for the three months ended March 27, 2015. Net cash flows from financing activities consisted of payments on a convertible note payable of $153,000, net amount paid to factor of $336,598 and payments towards a contingent liability of $21,241.

Net cash provided by financing activities totaled $995,113 for the three months ended March 31, 2014. Net cash flows from financing activities consisted of proceeds from convertible promissory notes payable of $1,237,395, offset by payments on a convertible promissory note payable of $89,000, payments on related party notes of $7,500, net amount paid to factor of $101,986 and payments towards a contingent liability of $43,796.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans in 2014.

Assets and Liabilities:

At March 27, 2015, we had total current assets of approximately $3,028,043 and current liabilities of approximately $7,444,573. Included in current assets are trade accounts receivable of approximately $2,500,671 and prepaid expenses of $139,927. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off, as it is probable the receivable will not be collected. We wrote down $21,764 in bad debt included in operating expenses during the three months ended March 27, 2015. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

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

Our total financing costs through our facility with Transfac for the three months ended March 27, 2015 and March 31, 2014 were $105,000 and $69,799, respectively, which is reflected on our Statements of Operations as interest and finance expense. As collateral for repayment of any and all obligations, we granted Transfac a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off-Balance Sheet Arrangements

As of March 27, 2015, we do not have any off-balance sheet arrangements except for our factored receivables under our agreements with Transfac Capital, Inc. The cash received from our factored receivables finance the Company’s operating expenses and is a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

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

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 25, 2015, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 27, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes since the filing of the Company’s Form 10-K with the Securities and Exchange Commission on April 10, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 27, 2015, the holders of Convertible Promissory Notes converted 2,780,266,632 shares of common stock of the Company with a fair value of $902,879 to settle $453,861 of principal and interest.

The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended March 27, 2015.

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

Date: May 18, 2015