Form 10-Q
period 2015-06-26
Labor Smart, Inc.
filed 2015-08-17
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54654

LABOR SMART, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-2433287
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3270 Florence Road, Suite 200, Powder Springs, GA	30127
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer company	☐	Smaller reporting company	☒
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of August 17, 2015 was 5,058,158,783.

LABOR SMART, INC.

QUARTERLY PERIOD ENDED JUNE 26, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LABOR SMART, INC.

BALANCE SHEETS

	June 26, 2015	December 26, 2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$137,959	$68,972
Accounts receivable, net	3,323,534	3,068,798
Marketable securities, available for sale	113,610	99,954
Prepaid expense	65,452	322,855
Other assets	200,589	453,341
Total current assets	3,841,144	4,013,920

Deposits	66,000	80,283
Property and equipment, net	100,140	98,790
Customer relationships, net	286,027	385,436
Workers' compensation insurance collateral	760,199	536,771
Total long-term assets	1,212,366	1,101,280

Total assets	$5,053,510	$5,115,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$170,409	$190,517
Loan payable to factor	1,831,290	1,638,771
Payroll taxes payable	2,509,937	1,303,337
Notes payable, related party	14,725	14,725
Contingent liability, current portion	131,647	122,129
Convertible notes payable, net of unamortized discount of $244,734
and $1,487,875, respectively	3,700,545	3,894,678
Warrants and bifurcated conversion features	378,603	603,639
Total current liabilities	8,737,156	7,767,796

Contingent liability, long-term portion	—	43,733

Total liabilities	8,737,156	7,811,529

Stockholders' deficit
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding)	—	—
Series A Preferred stock, ($.0001 par value, 51
shares authorized; 51 shares issued and outstanding as of	—	—
June 26, 2015 and December 26, 2014, respectively.
Common stock; $0.00001 par value; 20,000,000,000 shares authorized,
4,662,382,682 and 180,455,103 issued and outstanding as of
June 26, 2015 and December 26, 2014, respectively.	46,624	1,805
Additional paid-in capital	6,561,262	5,550,383
Accumulated deficit	(10,339,670)	(8,313,284)
Accumulated other comprehensive income	48,138	64,767
Total stockholder's deficit	(3,683,646)	(2,696,329)

Total liabilities and stockholders' deficit	$5,053,510	$5,115,200

The accompanying notes are an integral part of these unaudited consolidated financial statements

LABOR SMART, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended June 26, 2015	For the three months ended June 27, 2014	For the six months ended June 26, 2015	For the six months ended June 27, 2014

Revenues, net	$6,370,424	$6,437,976	$11,081,591	$11,230,917

Cost of revenues	4,643,070	5,072,227	8,126,869	8,757,456

Gross profit	1,727,354	1,365,749	2,954,722	2,473,461

Operating expenses
Payroll expenses	872,798	590,933	1,699,483	1,034,587
Bad debt expense	159,752	84,064	181,516	96,046
General and administrative expense	831,721	826,752	1,771,725	1,755,103

Total operating expenses	1,864,271	1,501,749	3,652,724	2,885,736

Operating loss	(136,917)	(136,000)	(698,002)	(412,275)

Other income (expenses)
Interest and finance expense	(573,567)	(949,865)	(1,601,274)	(1,748,311)
Gain (loss) on change in fair value in derivative liability	146,768	155,994	275,036	166,650
Loss on sale of securities	(416)	(2,975)	(2,145)	(3,418)

Total other income (expenses)	(427,215)	(796,846)	(1,328,383)	(1,585,079)

Net loss	$(564,132)	$(932,846)	$(2,026,385)	$(1,997,354)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	2,187	(6,882)	(16,629)	(4,731)
Other comprehensive income (loss)	2,187	(6,882)	(16,629)	(4,731)

Comprehensive loss	$(561,945)	$(939,728)	$(2,043,014)	$(2,002,085)

Basic and diluted loss per common share	$(0.00)	$(0.04)	$(0.00)	$(0.09)

Basic and diluted weighted average common
shares outstanding	3,303,591,414	22,862,325	2,383,498,355	22,151,027

The accompanying notes are an integral part of these unaudited consolidated financial statements

LABOR SMART, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 26, 2015	For the six months ended June 27, 2014

Cash flows from operating activities:
Net loss	$(2,026,385)	$(1,997,354)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation	(17,357)	69,997
Interest and financing costs	1,353,155	1,565,546
Depreciation and amortization	122,693	70,918
Bad debt expense	182,721	—
Loss on sale of securities	2,145	3,418
(Gain) loss on change in fair value of derivative liability	(275,036)	(166,650)
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(437,457)	(1,048,383)
Increase (decrease) in prepaid expense and deposits	257,403	(33,892)
Increase (decrease) in other assets	43,607	(262,563)
Increase (decrease) in accounts payable and accrued liabilities	(20,109)	44,253
Increase (decrease) in payroll taxes payable	1,206,600	10,538
Net cash provided by (used in) operating activities	391,980	(1,744,172)

Cash flows from investing activities:
Assets acquired in asset purchase agreement	—	(70,797)
Purchase of fixed assets	(24,634)	(68,467)
Proceeds from sale of marketable securities	17,375	35,303
Purchase of marketable securities	(49,805)	(56,403)
Net cash used in investing activities	(57,064)	(160,364)

Cash flows from financing activities:
Proceeds from convertible notes payable	—	2,046,365
Payment on convertible notes payable	(416,082)	(430,170)
Payment on notes payable - related party	—	(18,581)
Net cash received loan payable to factor	192,519	485,854
Payments on contingent liability	(42,366)	(82,349)
Net cash provided by (used in) financing activities	(265,929)	2,001,119

Net change in cash	68,987	96,583

Cash, beginning of period	68,972	178,539

Cash, end of period	$137,959	$275,122

Supplemental disclosure of cash flow information:
Interest paid	$273,268	$185,590
Taxes paid	$—	$—
Non-cash investing and financing activities
Shares issued for convertible notes	$547,585	$450,226
Contingency liability assoicated with asset purchase	$—	$91,665

The accompanying notes are an integral part of these unaudited consolidated financial statements

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. At June 26, 2015, the Company had an accumulated deficit of $10,339,670 and negative working capital of $4,896,012. Also, the Company had a net loss of $2,026,385 for six months ended June 26, 2015. Additionally, the operating activities of the Company provided $391,980 net cash during the same six month period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

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

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of June 26, 2015 and December 26, 2014 as follows:

	Fair Value Measurements as of June 26, 2015 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 26, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$77,960	$77,960	$0	$0
Warrant	35,650	0	0	35,650
Total	$113,610	$77,960	$0	$35,650
Liabilities:
Convertible note payable derivative liability	$376,228	$0	$0	$376,228
Warrant derivative liability	2,375	0	0	2,375
Contingent consideration payable	131,647	0	0	131,647
Total	$510,250	$0	$0	$510,250

	Fair Value Measurements as of December 26, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 26, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$52,610	$52,610	$0	$0
Warrant	47,344	0	0	47,344
Total	$99,954	$52,610	$0	$47,344
Liabilities:
Convertible note payable derivative liability	$601,345	$0	$0	$601,345
Warrant derivative liability	2,294	0	0	2,294
Contingent consideration payable	165,862	0	0	165,862
Total	$769,501	$0	$0	$769,501

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Changes in convertible note payable derivative liability during the six months ended June 26, 2015 were as follows:

Opening balance at December 26, 2014	$601,345
Fair value of convertible derivative liability	69,686
Loss on derivative liabilities	(19,686)
Gain on change in fair value of derivative liability	(275,117)
Closing balance at June 26, 2015	$376,228

Changes in warrant derivative liability during the six months ended June 26, 2015 were as follows:

Opening balance at December 26, 2014	$2,294
Loss on change in fair value of derivative liability	81
Closing balance at June 26, 2015	$2,375

Changes in contingent liability during the six months ended June 26, 2015 were as follows:

Opening balance at December 26, 2014	$165,862
Payments	(42,367)
Interest	8,152
Closing balance at June 26, 2015	$131,647

Equity securities comprise publicly traded shares of common stock. The warrant gives the Company, the right but not the obligation, to purchase 100,000 shares of Science to Consumers, Inc. (formerly Argon Beauty Corp.) (OTCBB:BEUT). The warrant is valued at the end of each accounting period using the Black Scholes option valuation model using the following inputs at June 26, 2015: stock price $0.41, exercise price $0.50, expected life 2.23 years, volatility 208%, dividends 0% and discount rate 1.08%.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of June 26, 2015, the Company’s accounts are insured for $250,000 by FDIC for US bank deposits.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Factoring Agreements and Accounts Receivable

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”). Advances to the Company from Transfac are with recourse and are secured by assets of the Company and are treated as a secured financing arrangement. As of June 26, 2015 and December 26, 2014, factored accounts receivable total $1,839,381 and $1,638,771, respectively.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of June 26, 2015 and December 26, 2014, the Company has recorded an allowance of $182,721 and $110,605, respectively.

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

	June 26, 2015	December 26, 2014
Office equipment and furniture	$155,929	$131,295
Less: accumulated depreciation	(55,789)	(32,505)
	$100,140	$98,790

Depreciation expense for six months ended June 26, 2015 and June 27, 2014 was $23,284 and $4,039, respectively.

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

	June 26, 2015	December 26, 2014
Customer lists	$598,090	$598,090
Less: accumulated amortization	(312,063)	(212,654)
	$286,027	$385,436

Amortization expense for the six months ended June 26, 2015 and June 27, 2014 was $99,409 and $60,186 respectively.

Earnings (loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. Potentially dilutive common shares outstanding stock options assumed to be exercised or vested and paid out of shares of common stock and warrants assumed to be exercised. Outstanding stock options and warrants are disclosed in Note 11 Stockholders’ Deficit.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

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

If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of convertible debt (see Note 7). These costs are amortized to non-cash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

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

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

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

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 4 – PREPAID EXPENSES

As of June 26, 2015 and December 26, 2014, the Company had prepaid expenses of $65,452 and $322,855, respectively. Prepaid expenses at June 26, 2015 comprised primarily of prepaid lease payments, insurance and services.

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

The factoring line of credit with Transfac has been treated as a secured financing arrangement. As of June 26, 2015 and December 26, 2014 under the agreement with Transfac, the Company had factored receivables in the amounts of $1,839,381 and $1,699,900, recorded reserve deposits of $191,986 and $448,968 included in other current assets, and recorded a liability of $1,831,290 and $1,638,771, respectively. Discounts and interest provided during factoring of the accounts receivable have been expensed on the statements of operations as interest expense. Interest expense related to the factoring arrangement was $173,300 and $54,784 for the three months ended June 26, 2015 and June 27, 2014, respectively and $278,300 and $124,583 for the six months ended June 26, 2015 and June 27, 2014, respectively.

NOTE 6 – RELATED PARTY

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768. This loan is payable on demand, unsecured, and bears 0% interest per annum. This loan consolidates all previous loans issued. As of June 26, 2015, $161,043 of this note has been repaid and $14,725 (December 26, 2014 - $14,725) of this note remains outstanding.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

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

i)	On January 14, 2014, the Company received cash proceeds of $25,000 on the third tranche of the Note. During the year ended December 26, 2014, the Holder converted 1,431,373 shares of common stock of the Company with a fair value of $51,654 to settle $20,540 of principal and interest.
ii)	On March 19, 2014, the Company received cash proceeds of $25,000 on the fourth tranche of the Note. During the year ended December 26, 2014, the Holder converted 3,800,000 shares of common stock of the Company with a fair value of $33,410 to settle $17,364 in principal and interest, respectively. During the six months ended June 26, 2015, the Holder converted 15,000,000 shares of common stock of the Company with a fair value of $15,000 to settle $8,100 of principal and interest.
iii)	On May 27, 2014, the Company received cash proceeds of $25,000 on the fifth tranche of the Note.
iv)	On July 24, 2014, the Company received cash proceeds of $25,000 on the sixth tranche of the Note.

On June 15, 2015, the third, fourth, fifth and sixth tranche were settled and paid in full for $75,000 in cash.

On December 12, 2013 the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 bearing a 10% annual interest rate and maturing November 12, 2014. The Note is due is six equal monthly installments plus interest (“Installment Amount”) commencing six months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. The Company received cash proceeds of $100,000, which was net of original issue discount of $83,703. During the year ended December 26, 2014, the Company elected to pay $32,457 in cash and the Holder converted 713,167 shares of common stock of the Company with a fair market value of $138,205 to settle $77,528 in principal and interest. During the six months ended June 26, 2015, the Holder converted 43,713,145 shares of common stock of the Company with a fair value of $48,084 to settle $24,042 of principal and interest. At January 16, 2015, the Note was paid in full.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On January 31, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $5,000 bearing a 0% annual interest rate and maturing December 31, 2014. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. In October 2014, the Company paid principal and interest of $88,577 in cash. At June 26, 2015, the Note is recorded at a fully accreted value of $3,969 less unamortized debt discount of $0.

On March 27, 2014, the Company entered into a 10% Original Issue Discount Convertible Promissory Note (“Note”) with Gemini Master Fund, Ltd. (“Holder”) in the original principal amount of $220,000 bearing a 10% annual interest rate and maturing January 1, 2015. At June 26, 2015, the Note has passed its maturity date and the Company has not received a notice of default. At the option of the Holder:

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

The Company may repay the Note at 130% of the original principal amount plus interest. During the year ended December 26, 2014, the Holder converted 2,386,034 shares of common stock of the Company with a fair value of $143,162 to settle $30,000 of principal and interest. During the six months ended June 26, 2015, the Holder converted 24,923,077 shares of common stock of the Company with a fair value of $29,908 to settle $16,200 of principal and interest. During the six months ended June 26, 2015, the Company paid $9,600 in cash for principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $277,815 less unamortized debt discount of $0.

On April 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Coventry Enterprises, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $13,000 bearing a 10% annual interest rate and maturing April 5, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest bid price during the twelve trading days prior to the conversion date including the day upon which a Notice of Conversion is received by the Company. The Company may repay the Note if repaid within 180 days of date of issue at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 27,737,439 shares of common stock of the Company with a fair value of $306,184 to settle $98,856 of principal and interest. During the six months ended June 26, 2015, the Holder converted 8,015,809 shares of common stock of the Company with a fair value of $12,825 to settle $5,050 of principal and interest. On January 21, 2015, the note was paid in full.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On April 14, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less original issue discount of $12,000 bearing a 12% annual interest rate and maturing April 17, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the Note at 145% of the original principal amount plus interest. During the year ended December 26, 2014, the Holder converted 26,340,100 shares of common stock of the Company with a fair value of $170,445 to settle $71,944 of principal and interest. During the six months ended June 26, 2015, the Holder converted 110,890,000 shares of common stock of the Company with a fair value of $120,344 to settle $60,979 of principal and interest. On January 21, 2015, the note was paid in full.

On April 16, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $13,000 bearing a 10% annual interest rate and maturing March 16, 2015. At June 26, 2015, the Note has passed its maturity date and the Company has not received a notice of default. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. During the year ended December 26, 2014, the Holder converted 18,429,925 shares of common stock of the Company with a fair value of $94,398 to settle $69,530 of principal and interest. During the six months ended June 26, 2015, the Holder converted 261,500,000 shares of common stock of the Company with a fair value of $47,150 to settle $28,628 of principal and interest. During the six months ended June 26, 2015, the Company paid $30,000 in cash for principal and interest. On June 15, 2015, the note was paid in full.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On April 21, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners 3, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing January 21, 2015. At June 26, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 8,620,690 shares of common stock of the Company with a fair value of $142,698 to settle $49,000 of principal and interest. During the six months ended June 26, 2015, the Holder converted 370,714,216 shares of common stock of the Company with a fair value of $92,402 to settle $44,200 of principal and interest. During the six months ended June 26, 2015, the Company paid $7,500 in cash for principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $48,317 less unamortized debt discount of $0.

On May 14, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $103,500 less transaction costs $3,500 bearing an 8% annual interest rate and maturing February 16, 2015. At June 26, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 60 days of date of issue at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 33,354,930 shares of common stock of the Company with a fair value of $98,434 to settle $60,345 of principal and interest. From January 1, 2015 to January 12, 2015, the Holder converted 69,688,011 shares of common stock of the Company with a fair value of $86,735 to settle $46,595 of principal and interest. On January 12, 2015, the note was paid in full.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On May 27, 2014, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $330,000 bearing a 12% annual interest rate and maturing in one year for $300,000 of consideration paid in cash and a $30,000 original issue discount. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.30 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On May 27, 2014, the Company received cash of $100,000 in the first tranche, which was net of original issue discount of $10,000. On August 19, 2014, the Company received cash of $50,000 in the second tranche, which was net of original issue discount of $5,000 bearing a 8% annual interest and maturing in one year. During the year ended December 26, 2014, the Holder converted 8,600,000 shares of common stock of the Company with a fair value of $25,880 to settle $14,256 of principal and interest. During the six months ended June 26, 2015, the Holder converted 577,340,000 shares of common stock of the Company with a fair value of $102,939 to settle $54,698 of principal and interest. At June 26, 2015, the first tranche of the Note is recorded at a fully accreted value of $75,614 less unamortized debt discount of $0. At June 26, 2015, the second tranche of the Note is recorded at a fully accreted value of $90,538 less unamortized debt discount of $5,565.

On June 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing March 6, 2015. At June 26, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the six months ended June 26, 2015, the Holder converted 145,805,413 shares of common stock of the Company with a fair value of $72,617 to settle $33,000 of principal and interest. During the six months ended June 26, 2015, the Company paid $25,000 in cash for principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $106,900 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On June 9, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less an original issue discount of $12,000 bearing a 12% annual interest rate and maturing June 9, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the Note at 145% of the original principal amount plus interest. During the six months ended June 26, 2015, the Holder converted 451,130,000 shares of common stock of the Company with a fair value of $49,343 to settle $24,812 of principal and interest. During the six months ended June 26, 2015, the Company paid $6,505 in cash for principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $172,582 less unamortized debt discount of $0.

On July 3, 2014, the Company received cash proceed of a Convertible Promissory Note (“Note”) dated June 26, 2014 with JSJ Investment Inc. (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing December 27, 2014. At June 26, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. Upon the maturity date, this note has a cash redemption value of 135%. This provision only may be exercise if the consent of the Note holder is obtained. During the six months ended June 26, 2015, the Holder converted 215,886,723 shares of common stock of the Company with a fair value of $75,293 to settle $38,340 of principal and interest. During the six months ended June 26, 2015, the Company paid $47,476 in cash for principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $34,623 less unamortized debt discount of $0.

On July 8, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing April 8, 2015. The Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the six months ended June 26, 2015, the Company paid $64,000 in cash for principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $106,135 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On July 11, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $225,000 less an original issuer’s discount of $20,000 and transaction costs of $16,000 bearing a 10% annual interest rate and maturing June 11, 2015. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. During the six months ended June 26, 2015, the Holder converted 370,000,000 shares of common stock of the Company with a fair value of $44,500 for $24,475 of principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $368,754 less unamortized debt discount of $0.

On July 11, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Macallan Partners, LLC (“Holder”) in the original principal amount of $115,000 less an original issue discount of $14,000 and transaction costs of $8,080 bearing a 0% annual interest rate and maturing January 7, 2015. At June 26, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest trading price of any day during the 15 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, and between 61 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the six months ended June 26, 2015, the Holder converted 376,666,667 shares of common stock of the Company with a fair value of $68,126 to settle $33,000 of principal and interest. During the six months ended June 26, 2015, the Company paid $7,000 in cash for principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $129,310 less unamortized debt discount of $0.

On July 15, 2014, the Company issued a Convertible Promissory Note (“Note”) to Iconic Holding, LLC (“Holder”), in the original principal amount of $110,250 less an original issue discount of $5,250 and transaction costs of $8,340 bearing a 0% annual interest rate and maturing July 15, 2015. This unsecured Note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 60% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the Note within 60 days of date of issue at 125% of the original principal amount plus interest, between 60 days and 120 days at 130% of the original principal amount plus interest plus 30,000 shares of common stock of the Company and between 120 days and 180 days at 135% of the original principal amount plus interest plus 60,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder. During the six months ended June 26, 2015, the Holder converted 263,993,047 shares of common stock of the Company with a fair value of $62,521 to settle $31,673 of principal and interest. During the six months ended June 26, 2015, the Company paid $5,000 in cash for principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $122,628 less unamortized debt discount of $2,017.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On July 22, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $8,080 bearing a 12% annual interest rate and maturing April 22, 2015. The Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. During the six months ended June 26, 2015, the Company paid $64,000 in cash for principal and interest. Thereafter, the Company does not have the right of prepayment. At June 26, 2015, the Note is recorded at a fully accreted value of $105,891 less unamortized debt discount of $0.

On July 23, 2014, the Company entered into a Convertible Promissory Note (“Note”) with WHC Capital, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing July 23, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the six months ended June 26, 2015, the Holder converted 325,888,610 shares of common stock of the Company with a fair value of $46,723 to settle $27,089 of principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $146,001 less unamortized debt discount of $2,249.

On August 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 10% annual interest rate and maturing August 6, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the six months ended June 26, 2015, the Holder converted 188,206,378 shares of common stock of the Company with a fair value of $22,993 to settle $10,916 of principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $180,893 less unamortized debt discount of $2,896.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On August 8, 2014, the Company entered into a Convertible Debenture (“Note”) with Daniel James Management, Inc. (“Holder”) in the original principal amount of $101,000 bearing a 12% annual interest rate and maturing August 8, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest closing bid price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay any portion of the principal amount at 135% of such amount along with any accrued interest of this Debenture at any time upon seven days written notice to the Holder. During the six months ended June 26, 2015, the Holder converted 248,420,783 shares of common stock of the Company with a fair value of $33,322 to settle $14,408 of principal and interest. On June 1, 2015, the Company and the Holder entered into a new Convertible Note to settled $50,000 of principal. At June 26, 2015, the Note is recorded at a fully accreted value of $167,337 less unamortized debt discount of $6,696.

On August 18, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Redwood Fund III, LLC (“Holder”) in the original principal amount of $262,500 less original issue discount of $12,500 and transaction costs of $22,000 bearing a 11% annual interest rate and maturing August 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. At June 26, 2015, the Note is recorded at a fully accreted value of $479,743 less unamortized debt discount of $42,210.

On August 18, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Redwood Management, LLC (“Holder”) in the original principal amount of $105,000 less original issue discount $5,000 bearing a 11% annual interest rate and maturing August 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. During the six months ended June 26, 2015, the Holder converted 269,145,700 shares of common stock of the Company with a fair value of $26,915 to settle $19,928 of principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $157,859 less unamortized debt discount of $13,685.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On September 19, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Eastmore Capital, LLC (“Holder”) in the original principal amount of $110,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing September 18, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the average of the lowest trading price during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. For six months, the Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. Thereafter, the Company does not have the right of prepayment. During the six months ended June 26, 2015, the Holder converted 145,000,000 shares of common stock of the Company with a fair value of $14,500 to settle $1,450 of principal and interest. At June 26, 2015, the Note is recorded at a fully accreted value of $198,005 less unamortized debt discount of $15,907.

On September 19, 2014, the Company entered into a Convertible Promissory Note (“Note”) with RDW Capital, LLC (“Holder”) in the original principal amount of $131,250 less original issue discount of $6,250 bearing a 11% annual interest rate and maturing September 19, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. At June 26, 2015, the Note is recorded at a fully accreted value of $237,733 less unamortized debt discount of $29,793.

On September 24, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principal amount of $125,289 less transaction costs $6,300 bearing a 12% annual interest rate and maturing June 24, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and 121 days and 150 days at 130% and between 151 days and 180 days at 135% of the original principal amount plus interest of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At June 26, 2015, the Note is recorded at a fully accreted value of $227,556 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On October 1, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $95,000 less transaction costs $10,000 bearing an 8% annual interest rate and maturing July 6, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. During the six months ended June 26, 2015, the Company paid $75,000 in cash for principal and interest. Thereafter, the Company does not have the right of prepayment. At June 26, 2015, the Note is recorded at a fully accreted value of $43,033 less unamortized debt discount of $1,811.

On October 31, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing July 31, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At June 26, 2015, the Note is recorded at a fully accreted value of $197,501 less unamortized debt discount of $20,185.

On November 12, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 10% annual interest rate and maturing November 12, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At June 26, 2015, the Note is recorded at a fully accreted value of $194,435 less unamortized debt discount of $65,748.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 7 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On June 1, 2015, the Company entered into a Convertible Debenture (“Note”) with Daniel James Management, Inc.

(“Holder”) in the original principal amount of $50,000 bearing a 12% annual interest rate and maturing May 31, 2016. The Note was issued to settle $50,000 of principal for the Convertible Debenture issued by the Holder on August 8, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest closing bid price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay any portion of the principal amount at 135% of such amount along with any accrued interest of this Debenture at any time upon seven days written notice to the Holder. At June 26, 2015, the Note is recorded at a fully accreted value of $87,040 less unamortized debt discount of $46,027.

At June 26, 2015 and December 26, 2014, convertible notes payable include accrued interest of $71,767 and $103,555, respectively, for Notes that principal has been fully paid.

NOTE 8– CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY

The Convertible Promissory Notes with Gemini Master Fund Ltd. with an issue date of March 27, 2014, JMJ Financial Tranche 1 with an issue date of May 27, 2014, Tonaquint, Inc. with an issue date of April 16, 2014, Tonaquint, Inc. with an issue date of July 11, 2014, Redwood Fund III, Ltd. with an issue date of August 18, 2014, Redwood Management LLC with an issue date of August 18, 2014, JMJ Financial Tranche 2 with an issue date of August 19, 2014 and RDW Capital, LLC with an issue date of September 19, 2014 have an initial conversion price that is subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than original conversion price.

The Company’s convertible promissory note derivative liabilities due to anti-dilution adjustments has been measured at fair value at June 26, 2015 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial models are as follows:

Conversion price	$0.15 - $0.30
Risk free rate	0.03% - 0.13%
Expected volatility	169% - 254%
Dividend yield	0%
Expected life	0.04 years – 0.50 years

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 8– CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY (CONTINUED)

Additionally, the Convertible Promissory Notes with KBM Worldwide, Inc. with an issue date of October 1, 2014, Tailwind Partner 3, LLC with an issue date of October 31, 2014, LG Capital Funding, LLC with an issued date of November 12, 2014 and Daniel James Management, Inc. with an issued date of June 1, 2015 were all accounted for under ASC 815.  The variable conversion price is not considered predominately based on a fixed monetary amount settleable with a variable number of shares due to the volatility and trading volume of the Company’s common stock. The Company’s convertible promissory note derivative liabilities has been measured at fair value at June 26, 2015 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

Conversion price	$0.0001
Risk free rate	0.05%
Expected volatility	860% - 1259%
Dividend yield	0%
Expected life	0.03 years – 0.38 years

NOTE 9 – WARRANT DERIVATIVE LIABILITY

On July 11, 2014, in conjunction with the issuance of the Convertible Promissory Note issued to Tonaquint, Inc. on July 11, 2014, the Company issued a warrant to purchase 271,084 shares of common stock with an exercise price of $0.45 per share and a life of five years.

The warrant is subject to anti-dilution adjustments that allow for the reduction in the conversion price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.45 a share. The Company accounted for the warrants in accordance with ASC Topic 815. Accordingly, the warrants is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability.

The warrant derivative liability has been measured at fair value at December 31, 2014 and June 26, 2015 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the exercise price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

Risk free rate	1.75%
Expected volatility	183%
Dividend yield	0%
Expected life	4.25 years

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

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

Opening balance at December 26, 2014	$ 165,862
Payments	(42,367)
Interest	8,152
Closing balance at June 26, 2015	$ 131,647

The current portion and long-term portion of the contingent liability reported on the consolidated balance sheet at June 26, 2015 is $131,647 and $0, respectively.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Preferred Stock – The Company has 5,000,000 shares of “blank check” preferred stock authorized. As of June 26, 2015 and December 26, 2014, the Company had 51 preferred shares issued and outstanding, respectively.

Common Stock - The Company has 20,000,000,000 shares of $0.00001 par value common stock authorized. As of June 26, 2015 and December 26, 2014, the Company had 4,662,382,682 and 180,485,103 shares issued and outstanding, respectively.

During the six months ended June 26, 2015, the holders of Convertible Promissory Notes (see Note 7) converted 4,481,927,579 shares of common stock of the Company with a fair value of $1,072,935 to settle $547,584 of principal and interest.

Share-based employee compensation related to stock options for the three months ended June 26, 2015 and June 27, 2014 was $(32,461) and $33,841, respectively and for the six months ended June 26, 2015 and June 27, 2014 was $(17,357) and $69,997, respectively. At June 26, 2015, the company has $74,342 of total unrecognized compensation cost related to non-vested share-based compensation. The cost is expected to be recognized over a weighted-average period of 6.2 years.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 11 – STOCKHOLDERS’ DEFICIT (CONTINUED)

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding - December 26, 2014	2,875,977	$ 0.23
Granted	-	-
Forfeited	(445,820)	$ 0.05
Expired	(1,500,000)	$ 0.30
Exercised	-	-
Outstanding– June 26, 2015	930,157	$ 0.20
Exercisable – June 26, 2015	385,000	$ 0.42

The following table summarizes information on stock options exercisable as of June 26, 2015:

Exercise Price	Number Outstanding at June 26, 2015	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.021	25,000	4.36	-
$0.105	25,000	4.27	-
$0.25	25,000	3.50	-
$0.295	50,000	3.25	-
$0.41	30,000	2.82	-
$0.50	130,000	3.26	-
$0.56	50,000	2.66	-
$0.62	50,000	2.72	-

The following table summarizes information on stock options outstanding as of June 26, 2015:

Exercise Price	Number Outstanding at June 26, 2015	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.021	25,000	4.36	-
$0.05	545,157	8.29	-
$0.105	25,000	4.27	-
$0.25	25,000	3.50	-
$0.295	50,000	3.25	-
$0.41	30,000	2.82	-
$0.50	130,000	3.26	-
$0.56	50,000	2.66	-
$0.62	50,000	2.72	-

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 11 – STOCKHOLDERS’ DEFICIT (CONTINUED)

The following is a summary of warrants activity during June 26, 2015:

	Number of Shares	Weighted Average Exercise Price
Balance, December 26, 2014	1,841,286	$0.14
Warrants granted and assumed (1) Warrants canceled	561,160,714-	$0.0001-
Warrants expired	—	—
Balance, June 26, 2015	563,002,000	$0.0006

(1)	The number of warrants is equal to $56,250 divided by the market price. Market price is defined as greater of (i) the closing price of common stock on the issue date and (ii) the VWAP of the common stock for the trading day that is 2 trading days prior to the exercise price. At June 26, 2015 and December 31, 2016, the number of warrants granted and assumed is calculated to be 562,500,000 and 1,339,286, respectively. The initial exercise price of the warrants is $0.45 per common share subject to adjustment for dilutive issuances. As June 26, 2015, the exercise price was $0.0001 per share.

All warrants outstanding as of June 26, 2015 are exercisable.

NOTE 12 – CONTINGENCIES AND COMMITMENTS

On June 4, 2015, the Company filed a lawsuit against Command Center, Inc. (“Command Center”) in the State of Washington for tortious interference with contractual relationships and business relations, defamation, intentional interference with prospective advantage or business expectancy, and breach of contract.  Further, the Company requested a declaratory judgement on the promissory note Command Center purchased from Gemini Master Fund, Ltd. (“Gemini”).  The Company believes that prior to the sale of the promissory note by Gemini to Command Center, the terms of the promissory note were amended by Gemini and Company to allow the Company to make monthly payments under the promissory note.  On June 18, 2015, Command Center filed a lawsuit against the Company in the State of New York, claiming the promissory note they purchased from Gemini is in default and have demanded payment in full, plus penalties and fees.  On July 10, 2015, the Company and Command Center agreed to consolidate and transfer these two actions into one case, which will be argued in the State of New York.  The action is in its very preliminary stages. As a result, we are unable to estimate a potential gain or loss or range of gain or loss, if any, at this time.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the six months ended June 26, 2015

(Unaudited)

NOTE 12 – CONTINGENCIES AND COMMITMENTS (CONTINUED)

From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since June 26, 2015.

The Company leases office premises under 26 operating leases with terms from month to month to five years. Rental expenses was $109,509 and $94,744 for the three months ended June 26, 2015 and June 27, 2014, respectively and was $269,054 and $170,145 for the six months ended June 26, 2015 and June 27, 2014, respectively.

The following table is a schedule of future minimum lease commitments for the Company:

Period ending December 31,	2015	$ 258,812
	2016	440,539
	2017	305,970
	2018	206,101
	2019	119,965
	2020	105,227
		$ 1,436,614

NOTE 13 – SUBSEQUENT EVENTS

Common Stock

From July 1, 2015 to August 12, 2015, the holders of Convertible Promissory Notes converted 637,155,411 shares of common stock of the Company with a fair value of $63,716 to settle $36,615 of principal and interest.

Convertible Notes

On June 29, 2015, the Company paid the remaining outstanding balance of the Convertible Promissory Note with KBM Worldwide, Inc. dated October 1, 2014 for $25,000 in cash.

On July 20, 2015, the Company paid the remaining outstanding balance of the Convertible Promissory Note with Investments Inc. dated July 3, 2014 for $23,738 in cash.

Asset Purchase Agreement

On August 5, 2015, the Company and Christopher Ryan Schadel, the Chief Executive Officer of the Company, (“Schadel”) entered into an Agreement for Purchase and Sale of Assets (the “Asset Purchase Agreement”) with Harris Ventures, Inc., a Georgia corporation (“Harris Ventures”), effective as of July 31, 2015. Under the terms of the Asset Purchase Agreement, Harris Ventures will purchase the following branch offices of the Company: Augusta, Georgia, Charleston, South Carolina, Columbia, South Carolina, Denver, Colorado, and Greenville, South Carolina (the “Branch Offices”), and all assets associated with the Branch Offices, excluding open accounts receivable. The purchase price for the Branch Offices will be a total of $1,025,000, of which $135,000 was due upon the execution of the Agreement and the remaining $890,000 due on August 12, 2015. The Company and Schadel also agreed that, for a period of five (5) years (except for the branch offices located in South Carolina, in which the restricted period shall be three (3) years) not to complete within a forty (40) mile radius of the Branch Offices.

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

Overview

Labor Smart, Inc. was incorporated in the State of Nevada on May 31, 2011. We are an emerging provider of temporary employees to the construction, manufacturing, hospitality, restoration and retail industries. We provide unskilled and semi-skilled temporary workers to our customers. At the end of the 2nd Quarter 2015, the Company operated 26 branch office locations primarily throughout the Southeast and Midwest US.

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

Growth Strategy

Historically, our growth strategy has been heavily focused on new branch office openings, growth in revenue from existing offices, and closing one small acquisition per year. On June 14, 2014, we secured a large deductible worker’s compensation insurance policy which resulted in us becoming substantially self-insured. We have adjusted our growth strategy based on this significant change to the fundamentals of our business. This policy was renewed on June 14, 2015 with reduced insurance rates and lower collateral requirements from the prior policy period, further reinforcing our shift to grow through acquisitions.

During fiscal 2015 we do not expect to open new branch office locations, however, we are aggressively pursuing acquisitions that fit well with our culture and will continue to seek more acquisition opportunities than in prior years. This major shift in focus is directly related to our new large deductible worker’s compensation policy. Our industry is very fragmented. We have invested heavily in our corporate infrastructure in the last three years. We believe we can execute acquisitions with an investment of one to four times EBITDA of the seller and immediately recognize economies of scale and a reduced cost of sales for the acquired customer lists as it is integrated into our operations. With our experienced management team, we believe we can successfully execute and close acquisitions totaling $20-$40 million in revenue in 2015, though financing our target acquisitions are expected to be a challenge.

For the balance of fiscal 2015, we will no longer seek opportunities to open new branches, as we shift our expansion strategy to be more acquisition centric. Additionally, during the 2nd Quarter 2015, the Company closed 4 under- performing branch locations and will continue to close branch locations that fail to become profitable within our expected timeline or seek opportunities to sell the operating assets when possible.

At December 26, 2014, we had 30 branches and at June 26, 2015, we had 26 branches. We will consider closing under-performing branches on a case by case basis.

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

RECONCILIATION OF GAAP NET INCOME (LOSS) TO EBITDA

(UNAUDITED)

Six months Ended June 26, 2015
GAAP, net loss	$ (2,026,385)
Add:
Provision for income taxes	-
Interest and finance expense, net	1,353,155
Depreciation and amortization	122,693
EBITDA	(550,537)
Non-recurring acquisition and expansion costs	-
Adjusted EBITDA	$ (550,537)

Results of Operations – Three Months Ended June 26, 2015

Summary of Operations:

Revenue for the three months ended June 26, 2015 was $6,370,424 as compared to $6,437,976 for the three months ended June 27, 2014. The decrease in revenue for the three months ended June 26, 2015 was $67,552 or 1%. This decrease was due to a strategic decision to remove high risk, low margin accounts from our revenue stream during the 2nd and 3rd quarters of 2014.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 13% of revenue for the three months ended June 26, 2015 and 13% for the three months ended June 27, 2014.

For the three months ended June 26, 2015, of our total $1,864,271 in operating expenses, $73,567 is attributable to professional fees including legal, accounting, and consulting services, $(32,461) in stock based compensation related to current period stock compensation expense netted by reversal of expense related to forfeited shares, $872,798 to staff payroll expenses, $159,752 to bad debts, and $790,615 to other general and administrative fees.

For the three months ended June 27, 2014, of our total $1,501,749 in operating expenses, $59,545 is attributable to professional fees including legal, accounting, and consulting services, $12,841 in stock based compensation related to vesting (reversing) of stock options, $590,933 to staff payroll expenses, $84,064 to bad debts, and $754,366 to general and administrative fees.

Results of Operations – Six Months Ended June 26, 2015

Summary of Operations:

Revenue for the six months ended June 26, 2015 was $11,081,591 as compared to $11,230,917 for the six months ended June 27, 2014. The decrease in revenue for the six months ended June 26, 2015 was $149,326 or 1%. This decrease was due to a strategic decision to remove high risk, low margin accounts from our revenue stream during the 2nd and 3rd quarters of 2014.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 16% of revenue for the six months ended June 26, 2015 and 16% for the six months ended June 27, 2014.

For the six months ended June 26, 2015, of our total $3,652,724 in operating expenses, $155,912 is attributable to professional fees including legal, accounting, and consulting services, $(17,357) in stock based compensation related to current period stock compensation expense netted by reversal of expense related to forfeited shares, $1,699,484 to staff payroll expenses, $181,516 to bad debts, and $1,633,169 to other general and administrative fees.

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

Net cash provided by operations was $391,980 during the six months ended June 26, 2015. Net cash flows provided by operating activities for the six months ended June 26, 2015 mainly consisted of a net loss of $2,026,385 adjusted for stock based compensation of $(17,357), financing fees of $1,353,155, by an increase of $437,457 in accounts receivable and an increase of $1,206,600 in payroll taxes payable.

Net cash used in operations was $1,744,172 during the six months ended June 27, 2014. Net cash flows used in operating activities for the six months ended June 27, 2014 mainly consisted of a net loss of $1,997,354 adjusted for stock based compensation of $69,997, financing fees of $1,565,546, by an increase of $1,048,383 in accounts receivable and an increase of $10,538 in payroll taxes payable.

Cash used in investing activities totaled $57,064 for the six months ended June 26, 2015. Net cash flows used in investing activities consists of the purchase of fixed assets of $24,634 and $49,805 in the purchase of marketable securities offset by $17,375 in proceeds from the sale of marketable securities.

Cash used in investing activities totaled $160,364 for the six months ended June 27, 2014. Net cash flows used in investing activities consists of assets acquired in asset purchase agreement of $70,797, the purchase of fixed assets of $68,467 and $56,403 in the purchase of marketable securities offset by $35,303 in proceeds from the sale of marketable securities.

Net cash used in financing activities totaled $265,929 for the six months ended June 26, 2015. Net cash flows from financing activities consisted of payments on a convertible note payable of $416,082, net amount received from factor of $192,519 and payments towards a contingent liability of $42,366.

Net cash provided by financing activities totaled $2,001,119 for the six months ended June 27, 2014. Net cash flows from financing activities consisted of proceeds from convertible notes payable of $2,046,365 offset by payments on a convertible note payable of $430,170, payments on related party notes of $18,581, net amount received from factor of $485,854 and payments towards a contingent liability of $82,349.

Our continued capital needs will depend on branch operating performance, our ability to control costs, and the continued impact from our expansion plans in 2014.

Assets and Liabilities:

At June 26, 2015, we had total current assets of approximately $3,841,144 and current liabilities of approximately $8,737,156. Included in current assets are trade accounts receivable of approximately $3,323,534 and prepaid expenses of $65,452. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. We will typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off, as it is probable the receivable will not be collected. We wrote down $181,516 in bad debt included in operating expenses during the six months ended June 26, 2015. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

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

Our total financing costs through our facility with Transfac for the three months ended June 26, 2015 and June 27, 2014 was $68,300 and $54,784, respectively and for the six months ended June 26, 2015 and June 27, 2014 was $173,300 and $124,583, respectively, which is reflected on our Statements of Operations as interest and finance expense. As collateral for repayment of any and all obligations, we granted Transfac a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off-Balance Sheet Arrangements

As of June 26, 2015, we do not have any off-balance sheet arrangements except for our factored receivables under our agreements with Transfac Capital, Inc. The cash received from our factored receivables finance the Company’s operating expenses and is a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 26, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 4, 2015, the Company filed a lawsuit against Command Center, Inc. (“Command Center”) in the State of Washington for tortious interference with contractual relationships and business relations, defamation, intentional interference with prospective advantage or business expectancy, and breach of contract.  Further, the Company requested a declaratory judgement on the promissory note Command Center purchased from Gemini Master Fund, Ltd. (“Gemini”).  The Company believes that prior to the sale of the promissory note by Gemini to Command Center, the terms of the promissory note were amended by Gemini and Company to allow the Company to make monthly payments under the promissory note.  On June 18, 2015, Command Center filed a lawsuit against the Company in the State of New York, claiming the promissory note they purchased from Gemini is in default and have demanded payment in full, plus penalties and fees.  On July 10, 2015, the Company and Command Center agreed to consolidate and transfer these two actions into one case, which will be argued in the State of New York.

From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since June 26, 2015.

Other than as described above, the Company not aware of any other material pending legal proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended June 26, 2015, the holders of Convertible Promissory Notes converted 1,701,760,947 shares of common stock of the Company with a fair value of $170,176 to settle $91,137 of principal and interest.

The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended June 26, 2015.

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

Date: August 17, 2015