Form 10-Q
period 2015-09-25
Labor Smart, Inc.
filed 2015-11-16
CIK 1522469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

___________________________________________________________________________________________

Form 10-Q

___________________________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2015

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

Yes ☐ No ☒

Number of shares of issuer's common stock outstanding as of November 16, 2015 was 6,627,295,812.

LABOR SMART, INC.

QUARTERLY PERIOD ENDED SEPTEMBER 26, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LABOR SMART, INC.

BALANCE SHEETS

ASSETS
	September 25, 2015	December 26, 2014
Current assets	(Unaudited)
Cash and cash equivalents	$127,449	$68,972
Accounts receivable, net	2,530,064	3,068,798
Marketable securities, available for sale	314,797	99,954
Prepaid expense	64,017	322,855
Other assets	253,125	453,341
Total current assets	3,289,452	4,013,920

Deposits	66,000	80,283
Property and equipment, net	76,888	98,790
Customer relationships, net	236,323	385,436
Workers' compensation insurance collateral	785,254	536,771
Total long-term assets	1,164,465	1,101,280

Total assets	$4,453,917	$5,115,200

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$203,196	$190,517
Loan payable to factor	1,743,284	1,638,771
Payroll taxes payable	2,026,803	1,303,337
Notes payable	136,456	—
Notes payable, related party	5,725	14,725
Contingent liability, current portion	113,784	122,129
Convertible notes payable, net of unamortized discount of $244,734 and $1,487,875, respectively	3,514,343	3,894,678
Warrants and bifurcated conversion features	735,675	603,639
Total current liabilities	8,479,266	7,767,796

Contingent liability, long-term portion	—	43,733

Total liabilities	8,479,266	7,811,529

Stockholders' deficit
Preferred stock, ($.0001 par value, 5,000,000 shares authorized; none issued and outstanding)	—	—
Series A Preferred stock, ($.0001 par value, 51shares authorized; 51 shares issued and outstanding as of September 25, 2015 and December 26, 2014, respectively.	—	—
Common stock; $0.00001 par value; 20,000,000,000 shares authorized, 6,627,295,812 and 180,455,103 issued and outstanding as of September 25, 2015 and December 26, 2014, respectively.	66,274	1,805
Additional paid-in capital	6,743,239	5,550,383
Accumulated deficit	(10,899,740)	(8,313,284)
Accumulated other comprehensive income	64,878	64,767
Total stockholders' deficit	(4,025,349)	(2,696,329)

Total liabilities and stockholders' deficit	$4,453,917	$5,115,200

The accompanying notes are an integral part of these unaudited consolidated financial statements

LABOR SMART, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended September 25, 2015	For the three months ended September 26, 2014	For the nine months ended September 25, 2015	For the nine months ended September 26, 2014

Revenues, net	$5,749,548	$6,847,744	$16,831,139	$18,078,661

Cost of revenues	4,220,485	5,132,736	12,347,353	13,890,193

Gross profit	1,529,063	1,715,008	4,483,786	4,188,468

Operating expenses
Payroll expenses	1,000,714	738,563	2,700,200	1,773,150
Bad debt expense	567,987	17,329	749,503	113,375
General and administrative expense	836,767	1,060,543	2,608,492	2,815,645

Total operating expenses	2,405,468	1,816,435	6,058,195	4,702,170

Operating loss	(876,405)	(101,427)	(1,574,409)	(513,702)

Other income (expenses)
Gain on sale of branch offices	1,015,961	—	1,015,961	—
Interest and finance expense	(347,988)	(1,165,075)	(1,949,262)	(2,913,386)
Gain (loss) on change in fair value in derivative liability	(357,072)	191,192	(82,036)	357,842
Gain (loss) on sale of securities	5,435	(12,018)	3,290	(15,437)

Total other income (expenses)	316,336	(985,901)	(1,012,047)	(2,570,981)

Net loss	$(560,069)	$(1,087,328)	$(2,586,456)	$(3,084,683)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	—	78,166	—	73,435
Other comprehensive income (loss)	—	78,166	—	73,435

Comprehensive loss	$(560,069)	$(1,009,162)	$(2,586,456)	$(3,011,248)

Basic and diluted loss per common share	$(0.00)	$(0.04)	$(0.00)	$(0.13)

Basic and diluted weighted average common
shares outstanding	5,636,335,289	26,764,068	3,467,777,333	23,711,572

The accompanying notes are an integral part of these unaudited consolidated financial statements

LABOR SMART, INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 25, 2015	For the nine months ended September 26, 2014

Cash flows from operating activities:
Net loss	$(2,586,456)	$(3,084,683)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation	(12,222)	119,257
Interest and financing costs	1,540,099	2,389,537
Depreciation and amortization	184,233	114,748
Bad debt expense	749,503	113,375
Loss on sale of securities	(3,290)	15,437
(Gain) loss on change in fair value of derivative liability	82,036	(357,842)
Gain on sale of branch offices	(1,015,961)	—
Changes in operating assets and liabilities:
Increase (decrease) in accounts receivable	(210,769)	(1,874,151)
Increase (decrease) in prepaid expense and deposits	258,838	(125,104)
Increase (decrease) in other assets	(33,984)	(395,729)
Increase (decrease) in accounts payable and accrued liabilities	12,679	20,197
Increase (decrease) in payroll taxes payable	723,466	162,507
Net cash provided by (used in) operating activities	(311,828)	(2,902,451)

Cash flows from investing activities:
Assets acquired in asset purchase agreement	—	(120,797)
Proceeds from sale of branch offices	1,025,000	—
Purchase of fixed assets	(22,257)	(75,754)
Proceeds from sale of marketable securities	43,133	57,191
Purchase of marketable securities	(254,575)	(99,339)
Net cash provided by (used in) investing activities	791,301	(238,699)

Cash flows from financing activities:
Proceeds from convertible notes payable	—	3,844,823
Payment on convertible notes payable	(589,430)	(941,039)
Proceeds from notes payable	175,000	—
Payments of notes payable	(38,544)	—
Payment on notes payable - related party	(9,000)	(27,581)
Net cash received from loan payable to factor	104,513	618,031
Payments on contingent liability	(63,535)	(91,442)
Net cash provided by (used in) financing activities	(420,996)	3,402,792

Net change in cash	58,477	261,642

Cash, beginning of period	68,972	178,539

Cash, end of period	$127,449	$440,181

Supplemental disclosure of cash flow information:
Interest paid	$409,163	$381,399
Taxes paid	$—	$—
Non-cash investing and financing activities
Shares issued for convertible notes	$660,044	$822,681
Contingency liability associated with asset purchase	$—	$183,194
Convertible note payable derivative liability	$—	$1,300,883
Warrant derivative liability	$—	$46,560

The accompanying notes are an integral part of these unaudited consolidated financial statements

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. At September 25, 2015, the Company had an accumulated deficit of $10,899,740 and negative working capital of $5,189,814. Also, the Company had a net loss of $2,586,456 for nine months ended September 25, 2015. Additionally, the operating activities of the Company used $311,828 net cash during the same nine month period. The obtainment of additional financing and increasingly profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These condensed consolidated financial statements are presented in United States dollars and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). On January 20, 2015, the Company incorporated a 100% owned subsidiary, Skill Corp, Inc. On March 2, 2015, the Company incorporated the following 100% owned subsidiaries: LSI Corp, LLC, Labor Smart TN, LLC, Labor Smart SE, LLC, Labor Smart SE II, LLC, Labor Smart NAT, LLC, Labor Smart GA, LLC and Labor Smart MW, LLC which are included in these condensed consolidated financial statements. All significant inter-company accounts and transactions have been eliminated.

The Company has a 52-53 week fiscal year ending on the Friday closest to December 31.  This change was effective with the end of the registrant’s fiscal second quarter ended June 27, 2014. The change to a 52-53 week fiscal year was retroactively applied as if it was adopted as of January 1, 2014. The registrant’s current fiscal year ends on December 25, 2015 and comprises 52 weeks.

Pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q, the condensed consolidated financial statements, footnote disclosures and other information normally included in condensed consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The condensed consolidated financial statements contained in this report are unaudited but, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the condensed consolidated financial statements.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

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

Assets measured at fair value on a recurring basis were presented on the Company’s balance sheets as of September 25, 2015 and December 26, 2014 as follows:

	Fair Value Measurements as of September 25, 2015 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 25, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$278,889	$178,889	$0	$100,000
Warrant	35,908	0	0	35,908
Total	$314,797	$178,889	$0	$135,098
Liabilities:
Convertible note payable derivative liability	$730,784	$0	$0	$730,784
Warrant derivative liability	4,891	0	0	4,891
Contingent consideration payable	113,784	0	0	113,784
Total	$849,459	$0	$0	$849,459

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Fair Value Measurements as of December 26, 2014 Using:
	Total Carrying Value as of	Quoted Market Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 26, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Equity securities	$52,610	$52,610	$0	$0
Warrant	47,344	0	0	47,344
Total	$99,954	$52,610	$0	$47,344
Liabilities:
Convertible note payable derivative liability	$601,345	$0	$0	$601,345
Warrant derivative liability	2,294	0	0	2,294
Contingent consideration payable	165,862	0	0	165,862
Total	$769,501	$0	$0	$769,501

Changes in convertible note payable derivative liability during the nine months ended September 25, 2015 were as follows:

Opening balance at December 26, 2014	$ 601,345
Fair value of convertible derivative liability	69,686
Loss on derivative liabilities	(19,686)
Loss on change in fair value of derivative liability	79,439
Closing balance at September 25, 2015	$ 730,784

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Changes in warrant derivative liability during the nine months ended September 25, 2015 were as follows:

Opening balance at December 26, 2014	$2,294
Loss on change in fair value of derivative liability	2,597
Closing balance at September 25, 2015	$4,891

Changes in contingent liability during the nine months ended September 25, 2015 were as follows:

Opening balance at December 26, 2014	$165,862
Payments	(63,534)
Interest	11,456
Closing balance at September 25, 2015	$113,784

Equity securities comprise publicly traded shares of common stock. The warrant gives the Company, the right but not the obligation, to purchase 100,000 shares of Science to Consumers, Inc. (formerly Argon Beauty Corp.) (OTCBB:BEUT). The warrant is valued at the end of each accounting period using the Black Scholes option valuation model using the following inputs at September 25, 2015: stock price $0.43, exercise price $0.50, expected life 1.98 years, volatility 202%, dividends 0% and discount rate 1.08%.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value. The Company maintains its cash in bank deposit accounts which may exceed federally insured limits. As of September 25, 2015, the Company’s accounts are insured for $250,000 by FDIC for US bank deposits.

Investments

Available for sale securities are recorded at fair value. Unrealized holding gains and losses on available for sale securities are excluded from earnings and included in other comprehensive income (loss).

On September 18, 2015, the Company purchased 560 B Ordinary Shares, 2.5% interest, of TempBuddy Limited for $100,000 in cash. The investment is recorded as cost, which approximates fair value given the short period the Company has held the investment.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company, and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Factoring Agreements and Accounts Receivable

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”). Advances to the Company from Transfac are with recourse and are secured by assets of the Company and are treated as a secured financing arrangement. As of September 25, 2015 and December 26, 2014, factored accounts receivable total $1,743,284 and $1,638,771, respectively.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Doubtful Accounts

The Company allows for an estimated amount of receivables that may not be collected. The Company estimates its allowance for doubtful accounts based on historical experience and customer relationships. As of September 25, 2015 and December 26, 2014, the Company has recorded an allowance of $388,526 and $110,605, respectively.

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

	September 25, 2015	December 26, 2014
Office equipment and furniture	$138,309	$131,295
Less: accumulated depreciation	(61,421)	(32,505)
	$76,888	$98,790

Depreciation expense was $11,836 and $7,147 for the three months ended September 25, 2015 and September 26, 2014, respectively and $35,120 and $14,693 for the nine months ended September 25, 2015 and September 26, 2014, respectively.

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

	September 25, 2015	December 26, 2014
Customer lists	$598,090	$598,090
Less: accumulated amortization	(361,767)	(212,654)
	$236,323	$385,436

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization expense was $49,704 and $36,692 for the three months ended September 25, 2015 and September 26, 2014, respectively and $149,113 and $99,409 for the nine months ended September 25, 2015 and September 26, 2014, respectively.

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

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern. The new standard requires management of public and private companies to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and, if so, disclose that fact. Management will also be required to evaluate and disclose whether its plans alleviate that doubt. The standard requires management to evaluate, for each reporting period, whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The new standard is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of the ASU to have a significant impact on our consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 4 – PREPAID EXPENSES

As of September 25, 2015 and December 26, 2014, the Company had prepaid expenses of $64,017 and $322,855, respectively. Prepaid expenses at September 25, 2015 comprised primarily of prepaid lease payments, insurance and services.

NOTE 5 – AGREEMENT FOR PURCHASE AND SALE OF ASSETS

On August 5, 2015, the Company and Christopher Ryan Schadel, the Chief Executive Officer of the Company, (“Schadel”) entered into an Agreement for Purchase and Sale of Assets (the “Asset Purchase Agreement”) with Harris Ventures, Inc., a Georgia corporation (“Harris Ventures”), effective as of July 31, 2015. Under the terms of the Asset Purchase Agreement, Harris Ventures will purchase the following branch offices of the Company: Augusta, Georgia, Charleston, South Carolina, Columbia, South Carolina, Denver, Colorado, and Greenville, South Carolina (the “Branch Offices”), and all assets associated with the Branch Offices, excluding open accounts receivable. The purchase price for the Branch Offices was $1,025,000 in cash, of which $135,000 was due upon the execution of the Agreement and the remaining $890,000 due on August 12, 2015. The entire purchase price has been received in full. The Company and Schadel also agreed that, for a period of five (5) years (except for the branch offices located in South Carolina, in which the restricted period shall be three (3) years) not to compete within a forty (40) mile radius of the Branch Offices.

NOTE 6 – FACTORING AGREEMENT

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”).  Under the terms of the Purchase and Sale Agreement, Transfac shall have the right, but not the obligation, to purchase up to Two Million Dollars ($2,000,000) worth of accounts receivable (the “Maximum Advances”) of the Company.  For each account receivable purchased, Transfac shall advance ninety percent (90%) of the face value of the account and the balance after receipt of full payment on the account.  As consideration, the Company shall pay Transfac two percent (2%) of the average monthly balance of the outstanding accounts purchased, with a minimum of one half of one percent (0.5%) of the Maximum Advances per month, as long as the Purchase and Sale Agreement remains in effect.

The factoring line of credit with Transfac has been treated as a secured financing arrangement. As of September 25, 2015 and December 26, 2014 under the agreement with Transfac, the Company had factored receivables in the amounts of $1,743,284 and $1,699,900, recorded reserve deposits of $275,640 and $448,968 included in other current assets, and recorded a liability of $1,467,644 and $1,638,771, respectively. Discounts and interest provided during factoring of the accounts receivable have been expensed on the statements of operations as interest expense. Interest expense related to the factoring arrangement was $120,105 and $94,333 for the three months ended September 25, 2015 and September 26, 2014, respectively and $398,405 and $218,916 for the nine months ended September 25, 2015 and September 26, 2014, respectively.

NOTE 7 – RELATED PARTY

On April 25, 2013, the Company entered into a loan agreement with the CEO of the Company in the amount of $175,768. This loan is payable on demand, unsecured, and bears 0% interest per annum. This loan consolidates all previous loans issued. As of September 25, 2015, $170,043 of this note has been repaid and $5,725 (December 26, 2014 - $14,725) of this note remains outstanding.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 8 – LOAN PAYABLE

On July 17, 2015, the Company issued a loan payable for $175,000 in cash. The loan payable matures on April 18, 2016 and is due in daily installments of $1,148, including principal and interest at 59%.

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

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

i)	On January 14, 2014, the Company received cash proceeds of $25,000 on the third tranche of the Note. During the year ended December 26, 2014, the Holder converted 1,431,373 shares of common stock of the Company with a fair value of $51,654 to settle $20,540 of principal and interest.
ii)	On March 19, 2014, the Company received cash proceeds of $25,000 on the fourth tranche of the Note. During the year ended December 26, 2014, the Holder converted 3,800,000 shares of common stock of the Company with a fair value of $33,410 to settle $17,364 in principal and interest, respectively. During the nine months ended September 25, 2015, the Holder converted 15,000,000 shares of common stock of the Company with a fair value of $15,000 to settle $8,100 of principal and interest.
iii)	On May 27, 2014, the Company received cash proceeds of $25,000 on the fifth tranche of the Note.
iv)	On July 24, 2014, the Company received cash proceeds of $25,000 on the sixth tranche of the Note.

On June 15, 2015, the third, fourth, fifth and sixth tranche were settled and paid in full for $75,000 in cash.

On December 12, 2013 the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 bearing a 10% annual interest rate and maturing November 12, 2014. The Note is due is six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. The Company received cash proceeds of $100,000, which was net of original issue discount of $83,703. During the year ended December 26, 2014, the Company elected to pay $32,457 in cash and the Holder converted 713,167 shares of common stock of the Company with a fair market value of $138,205 to settle $77,528 in principal and interest. During the nine months ended September 25, 2015, the Holder converted 43,713,145 shares of common stock of the Company with a fair value of $48,084 to settle $24,042 of principal and interest. At January 16, 2015, the Note was paid in full.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On January 31, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $5,000 bearing a 0% annual interest rate and maturing December 31, 2014. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. In October 2014, the Company paid principal and interest of $88,577 in cash. At September 25, 2015, the Note is recorded at a fully accreted value of $3,969 less unamortized debt discount of $0.

On March 27, 2014, the Company entered into a 10% Original Issue Discount Convertible Promissory Note (“Note”) with Gemini Master Fund, Ltd. (“Holder”) in the original principal amount of $220,000 bearing a 10% annual interest rate and maturing January 1, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. At the option of the Holder:

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

The Company may repay the Note at 130% of the original principal amount plus interest. During the year ended December 26, 2014, the Holder converted 2,386,034 shares of common stock of the Company with a fair value of $143,162 to settle $30,000 of principal and interest. During the nine months ended September 25, 2015, the Holder converted 24,923,077 shares of common stock of the Company with a fair value of $29,908 to settle $16,200 of principal and interest. During the nine months ended September 25, 2015, the Company paid $9,600 in cash for principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $277,815 less unamortized debt discount of $0.

On April 2, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Coventry Enterprises, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $13,000 bearing a 10% annual interest rate and maturing April 5, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest bid price during the twelve trading days prior to the conversion date including the day upon which a Notice of Conversion is received by the Company. The Company may repay the Note if repaid within 180 days of date of issue at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 27,737,439 shares of common stock of the Company with a fair value of $306,184 to settle $98,856 of principal and interest. During the nine months ended September 25, 2015, the Holder converted 8,015,809 shares of common stock of the Company with a fair value of $12,825 to settle $5,050 of principal and interest. On January 21, 2015, the note was paid in full.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On April 14, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less original issue discount of $12,000 bearing a 12% annual interest rate and maturing April 17, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the Note at 145% of the original principal amount plus interest. During the year ended December 26, 2014, the Holder converted 26,340,100 shares of common stock of the Company with a fair value of $170,445 to settle $71,944 of principal and interest. During the nine months ended September 25, 2015, the Holder converted 110,890,000 shares of common stock of the Company with a fair value of $120,344 to settle $60,979 of principal and interest. On January 21, 2015, the note was paid in full.

On April 16, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $115,000 less an original issuer’s discount of $10,000 and transaction costs of $13,000 bearing a 10% annual interest rate and maturing March 16, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. During the year ended December 26, 2014, the Holder converted 18,429,925 shares of common stock of the Company with a fair value of $94,398 to settle $69,530 of principal and interest. During the nine months ended September 25, 2015, the Holder converted 261,500,000 shares of common stock of the Company with a fair value of $47,150 to settle $28,628 of principal and interest. During the nine months ended September 25, 2015, the Company paid $30,000 in cash for principal and interest. On June 15, 2015, the note was paid in full.

On April 21, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners 3, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing January 21, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 8,620,690 shares of common stock of the Company with a fair value of $142,698 to settle $49,000 of principal and interest. During the nine months ended September 25, 2015, the Holder converted 612,093,526 shares of common stock of the Company with a fair value of $116,540 to settle $58,200 of principal and interest. During the nine months ended September 25, 2015, the Company paid $7,500 in cash for principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $35,592 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On May 14, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $103,500 less transaction costs $3,500 bearing an 8% annual interest rate and maturing February 16, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 60 days of date of issue at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the year ended December 26, 2014, the Holder converted 33,354,930 shares of common stock of the Company with a fair value of $98,434 to settle $60,345 of principal and interest. From January 1, 2015 to January 12, 2015, the Holder converted 69,688,011 shares of common stock of the Company with a fair value of $86,735 to settle $46,595 of principal and interest. On January 12, 2015, the note was paid in full.

On May 27, 2014, the Company issued a Convertible Promissory Note (“Note”) to JMJ Financial (“Holder”), in the original principal amount of $330,000 bearing a 12% annual interest rate and maturing in one year for $300,000 of consideration paid in cash and a $30,000 original issue discount. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. The Company may repay the Note any time and if repaid within 90 days of date of issue with an interest rate is 0%. This Note together with any unpaid accrued interest is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated as lessor of (a) $0.30 or (b) 60% of the lowest trade occurring during the 25 consecutive trading days immediately preceding the conversion date. On May 27, 2014, the Company received cash of $100,000 in the first tranche, which was net of original issue discount of $10,000. On August 19, 2014, the Company received cash of $50,000 in the second tranche, which was net of original issue discount of $5,000 bearing a 8% annual interest and maturing in one year. During the year ended December 26, 2014, the Holder converted 8,600,000 shares of common stock of the Company with a fair value of $25,880 to settle $14,256 of principal and interest. During the nine months ended September 25, 2015, the Holder converted 842,340,000 shares of common stock of the Company with a fair value of $129,439 to settle $70,598 of principal and interest. At September 25, 2015, the first tranche of the Note is recorded at a fully accreted value of $51,512 less unamortized debt discount of $0. At September 25, 2015, the second tranche of the Note is recorded at a fully accreted value of $91,479 less unamortized debt discount of $0.

On June 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing March 6, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 25, 2015, the Holder converted 145,805,413 shares of common stock of the Company with a fair value of $72,617 to settle $33,000 of principal and interest. During the nine months ended September 25, 2015, the Company paid $25,000 in cash for principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $106,900 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On June 9, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Group 10 Holdings, LLC (“Holder”) in the original principal amount of $113,000 less an original issue discount of $12,000 bearing a 12% annual interest rate and maturing June 9, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 55% of the lowest trading price of any day during the 20 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 30 days of date of issue at 125% of the original principal amount plus interest and between 31 days and 179 days at 135% of the original principal amount plus interest and thereafter, the Company may repay the Note at 145% of the original principal amount plus interest. During the nine months ended September 25, 2015, the Holder converted 611,130,000 shares of common stock of the Company with a fair value of $65,343 to settle $33,612 of principal and interest. During the nine months ended September 25, 2015, the Company paid $14,005 in cash for principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $142,946 less unamortized debt discount of $0.

On July 3, 2014, the Company received cash proceed of a Convertible Promissory Note (“Note”) dated June 26, 2014 with JSJ Investment Inc. (“Holder”) in the original principal amount of $101,000 bearing a 10% annual interest rate and maturing December 27, 2014. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. Upon the maturity date, this note has a cash redemption value of 135%. This provision only may be exercise if the consent of the Note holder is obtained. During the nine months ended September 25, 2015, the Holder converted 215,886,723 shares of common stock of the Company with a fair value of $75,293 to settle $38,340 of principal and interest. During the nine months ended September 25, 2015, the Company paid $71,214 in cash for principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $8,444 less unamortized debt discount of $0.

On July 8, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing April 8, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 25, 2015, the Company paid $64,000 in cash for principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $106,135 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On July 11, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tonaquint Inc. (“Holder”) in the original principal amount of $225,000 less an original issuer’s discount of $20,000 and transaction costs of $16,000 bearing a 10% annual interest rate and maturing June 11, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. The Note is due in six equal monthly installments plus interest (“Installment Amount”) commencing nine months after the issue date. At the option of the Holder, the Installment Amount is convertible into shares of common stock of the Company at a variable conversion price calculated at 60% of the market price which means the average of the lowest two trading prices during the twenty trading day period ending on the latest complete trading day prior to the conversion date. The Company may elect to prepay in cash all or any portion of the outstanding balance of the Note if the Company pays the holder 125% of the outstanding balance. During the nine months ended September 25, 2015, the Holder converted 872,000,000 shares of common stock of the Company with a fair value of $94,700 for $52,075 of principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $272,754 less unamortized debt discount of $0.

On July 11, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Macallan Partners, LLC (“Holder”) in the original principal amount of $115,000 less an original issue discount of $14,000 and transaction costs of $8,080 bearing a 0% annual interest rate and maturing January 7, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the lowest trading price of any day during the 15 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Company may repay the Note if repaid within 60 days of date of issue at 125% of the original principal amount plus interest, and between 61 days and 120 days at 130% of the original principal amount plus interest and between 121 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 25, 2015, the Holder converted 376,666,667 shares of common stock of the Company with a fair value of $68,126 to settle $33,000 of principal and interest. During the nine months ended September 25, 2015, the Company paid $17,500 in cash for principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $111,207 less unamortized debt discount of $0.

On July 15, 2014, the Company issued a Convertible Promissory Note (“Note”) to Iconic Holding, LLC (“Holder”), in the original principal amount of $110,250 less an original issue discount of $5,250 and transaction costs of $8,340 bearing a 0% annual interest rate and maturing July 15, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This unsecured Note is convertible into shares of common stock at the Holder’s option at a variable conversion price calculated at 60% of the lowest trading price of any day during the 10 consecutive trading days prior to the dated on which the Holder elects to convert all or part of the Note. The Company may repay the Note within 60 days of date of issue at 125% of the original principal amount plus interest, between 60 days and 120 days at 130% of the original principal amount plus interest plus 30,000 shares of common stock of the Company and between 120 days and 180 days at 135% of the original principal amount plus interest plus 60,000 shares of common stock of the Company. Thereafter, the Note may only be repaid with the consent of the Holder. During the nine months ended September 25, 2015, the Holder converted 263,993,047 shares of common stock of the Company with a fair value of $62,521 to settle $31,673 of principal and interest. During the nine months ended September 25, 2015, the Company paid $20,000 in cash for principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $97,628 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On July 22, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Firehole River Capital, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $8,080 bearing a 12% annual interest rate and maturing April 22, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. During the nine months ended September 25, 2015, the Company paid $64,000 in cash for principal and interest. Thereafter, the Company does not have the right of prepayment. At September 25, 2015, the Note is recorded at a fully accreted value of $105,891 less unamortized debt discount of $0.

On July 23, 2014, the Company entered into a Convertible Promissory Note (“Note”) with WHC Capital, LLC (“Holder”) in the original principal amount of $101,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing July 23, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 25, 2015, the Holder converted 325,888,610 shares of common stock of the Company with a fair value of $46,723 to settle $27,089 of principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $146,726 less unamortized debt discount of $0.

On August 6, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 10% annual interest rate and maturing August 6, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 25, 2015, the Holder converted 188,206,378 shares of common stock of the Company with a fair value of $22,993 to settle $10,916 of principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $181,599 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On August 8, 2014, the Company entered into a Convertible Debenture (“Note”) with Daniel James Management, Inc. (“Holder”) in the original principal amount of $101,000 bearing a 12% annual interest rate and maturing August 8, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest closing bid price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay any portion of the principal amount at 135% of such amount along with any accrued interest of this Debenture at any time upon seven days written notice to the Holder. During the nine months ended September 25, 2015, the Holder converted 1,044,954,603 shares of common stock of the Company with a fair value of $112,975 to settle $60,567 of principal and interest. On June 1, 2015, the Company and the Holder entered into a new Convertible Note to settled $50,000 of principal. At September 25, 2015, the Note is recorded at a fully accreted value of $18,954 less unamortized debt discount of $0.

On August 18, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Redwood Fund III, LLC (“Holder”) in the original principal amount of $262,500 less original issue discount of $12,500 and transaction costs of $22,000 bearing a 11% annual interest rate and maturing August 18, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. At September 25, 2015, the Note is recorded at a fully accreted value of $486,293 less unamortized debt discount of $0.

On August 18, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Redwood Management, LLC (“Holder”) in the original principal amount of $105,000 less original issue discount $5,000 bearing a 11% annual interest rate and maturing August 18, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. During the nine months ended September 25, 2015, the Holder converted 269,145,700 shares of common stock of the Company with a fair value of $26,915 to settle $19,928 of principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $160,181 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On September 19, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Eastmore Capital, LLC (“Holder”) in the original principal amount of $110,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing September 18, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the average of the lowest trading price during the fifteen trading day period ending on the latest complete trading day prior to the conversion date. For nine months, the Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 25, 2015, the Holder converted 145,000,000 shares of common stock of the Company with a fair value of $14,500 to settle $1,450 of principal and interest. During the nine months ended September 25, 2015, the Company paid $39,110 for principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $137,185 less unamortized debt discount of $0.

On September 19, 2014, the Company entered into a Convertible Promissory Note (“Note”) with RDW Capital, LLC (“Holder”) in the original principal amount of $131,250 less original issue discount of $6,250 bearing a 11% annual interest rate and maturing September 19, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated as 60% of the lowest trading price, determined on the then current trading market for the Company’s common stock, for 20 trading days prior to conversion. The Company may repay any portion of the principal amount at 130% of such amount along with any accrued interest of this Debenture at any time upon five days written notice to the Holder. At September 25, 2015, the Note is recorded at a fully accreted value of $243,147 less unamortized debt discount of $0.

On September 24, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Carebourn Capital, L.P. (“Holder”) in the original principal amount of $125,289 less transaction costs $6,300 bearing a 12% annual interest rate and maturing June 24, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 60% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 110% of the original principal amount plus interest, between 31 days and 60 days at 115% of the original principal amount plus interest, between 61 days and 90 days at 120% of the original principal amount plus interest, between 91 days and 120 days at 125% of the original principal amount plus interest and 121 days and 150 days at 130% and between 151 days and 180 days at 135% of the original principal amount plus interest of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 25, 2015, the Note is recorded at a fully accreted value of $227,556 less unamortized debt discount of $0.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On October 1, 2014, the Company entered into a Convertible Promissory Note (“Note”) with KBM Worldwide, Inc. (“Holder”) in the original principal amount of $95,000 less transaction costs $10,000 bearing an 8% annual interest rate and maturing July 6, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 30 days of date of issue at 112% of the original principal amount plus interest, between 31 days and 60 days at 119% of the original principal amount plus interest, between 61 days and 90 days at 125% of the original principal amount plus interest, between 91 days and 120 days at 130% of the original principal amount plus interest and 121 days and 180 days at 135% of the original principal amount plus interest. During the nine months ended September 25, 2015, the Company paid $100,000 in cash for principal and interest. Thereafter, the Company does not have the right of prepayment. At September 25, 2015, the Note is recorded at a fully accreted value of $8,669 less unamortized debt discount of $0.

On October 31, 2014, the Company entered into a Convertible Promissory Note (“Note”) with Tailwind Partners, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 12% annual interest rate and maturing July 31, 2015. At September 25, 2015, the Note has passed its maturity date and the Company has not received a notice of default. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 120 days of date of issue at 125% of the original principal amount plus interest, between 121 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. During the nine months ended September 25, 2015, the Company paid $22,500 for principal and interest. At September 25, 2015, the Note is recorded at a fully accreted value of $160,519 less unamortized debt discount of $0.

On November 12, 2014, the Company entered into a Convertible Promissory Note (“Note”) with LG Capital Funding, LLC (“Holder”) in the original principal amount of $106,000 less transaction costs of $5,000 bearing a 10% annual interest rate and maturing November 12, 2015. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest bid price during the twelve trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay the Note if repaid within 90 days of date of issue at 125% of the original principal amount plus interest, between 91 days and 150 days at 130% of the original principal amount plus interest and between 151 days and 180 days at 135% of the original principal amount plus interest. Thereafter, the Company does not have the right of prepayment. At September 25, 2015, the Note is recorded at a fully accreted value of $199,105 less unamortized debt discount of $20,944.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (CONTINUED)

On June 1, 2015, the Company entered into a Convertible Debenture (“Note”) with Daniel James Management, Inc. (“Holder”) in the original principal amount of $50,000 bearing a 12% annual interest rate and maturing May 31, 2016. The Note was issued to settle $50,000 of principal for the Convertible Debenture issued by the Holder on August 8, 2014. This Note together with any unpaid accrued interest is convertible into shares of common stock of the Company at the Holder’s option at a variable conversion price calculated at 58% of the market price which means the lowest closing bid price during the ten trading day period ending on the latest complete trading day prior to the conversion date. The Company may repay any portion of the principal amount at 135% of such amount along with any accrued interest of this Debenture at any time upon seven days written notice to the Holder. At September 25, 2015, the Note is recorded at a fully accreted value of $89,684 less unamortized debt discount of $24,204.

At September 25, 2015 and December 26, 2014, convertible notes payable include accrued interest of $71,956 and $103,555, respectively, for Notes that principal has been fully paid.

NOTE 10 – CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY

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

The Company’s convertible promissory note derivative liabilities due to anti-dilution adjustments has been measured at fair value at September 25, 2015 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial models are as follows:

Conversion price	$0.15 - $0.30
Risk free rate	0.03% - 0.11%
Expected volatility	561% - 1326%
Dividend yield	0%
Expected life	0.13 years – 0.50 years

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

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 10 – CONVERTIBLE NOTE PAYABLE DERIVATIVE LIABILITY (CONTINUED)

The Company’s convertible promissory note derivative liabilities has been measured at fair value at September 25, 2015 using the Black-Scholes model.

The inputs into the Black-Scholes models are as follows:

Conversion price	$0.00004 - $0.00006
Risk free rate	0.05%
Expected volatility	1128% - 2545%
Dividend yield	0%
Expected life	0.13 years – 0.68 years

NOTE 11 – WARRANT DERIVATIVE LIABILITY

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

The warrant derivative liability has been measured at fair value at December 31, 2014 and September 25, 2015 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the exercise price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

Risk free rate	1.75%
Expected volatility	561%
Dividend yield	0%
Expected life	4.00 years

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 12 – CONTINGENT LIABILITY

The Company incurred a contingent liability related to the Asset Acquisition Agreement with Shirley’s Employment Service, Inc. on April 13, 2014. The obligation is due in monthly installments for 18 months by paying an amount equal to 5.0% of the monthly accounts receivable collected by operating the Tulsa, Oklahoma location. The total payments are not to exceed $100,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum.

The Company incurred a contingent liability related to the Asset Acquisition Agreement with Kwik Jobs, Inc. on September 26, 2014. The obligation is due in monthly installments for 14 months by paying an amount equal to 5.0% of the monthly accounts receivable collected by operating the Birmingham, Alabama and Decatur, Georgia locations. The total payments are not expected to exceed $100,000. The fair value of the obligation is determined by estimating discounted monthly installments at an interest rate of 12% per annum.

Opening balance at December 26, 2014	$165,862
Payments	(63,534)
Interest	11,456
Closing balance at September 25, 2015	$113,784

The current portion and long-term portion of the contingent liability reported on the condensed consolidated balance sheet at September 25, 2015 is $113,784 and $0, respectively.

NOTE 13 – STOCKHOLDERS’ DEFICIT

Preferred Stock – The Company has 5,000,000 shares of “blank check” preferred stock authorized. As of September 25, 2015 and December 26, 2014, the Company had 51 preferred shares issued and outstanding, respectively.

Common Stock - The Company has 20,000,000,000 shares of $0.00001 par value common stock authorized. As of September 25, 2015 and December 26, 2014, the Company had 6,627,295,812 and 180,485,103 shares issued and outstanding, respectively.

During the nine months ended September 25, 2015, the holders of Convertible Promissory Notes (see Note 7) converted 6,446,840,709 shares of common stock of the Company with a fair value of $1,269,546 to settle $667,003 of principal and interest.

Share-based employee compensation related to stock options for the three months ended September 25, 2015 and September 26, 2014 was $(12,222) and $26,260, respectively and for the nine months ended September 25, 2015 and September 26, 2014 was $5,135 and $75,257, respectively. At September 25, 2015, the company has $62,880 of total unrecognized compensation cost related to non-vested share-based compensation. The cost is expected to be recognized over a weighted-average period of 5.9 years.

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 13 – STOCKHOLDERS’ DEFICIT

The following is a summary of the common stock options granted, forfeited or expired and exercised:

	Number of Options	Weighted Average Exercise Price Per Share
Outstanding - December 26, 2014	2,875,977	$ 0.23
Granted	-	-
Forfeited	(471,850)	$ 0.05
Expired	(1,500,000)	$ 0.30
Exercised	-	-
Outstanding– September 25, 2015	904,127	$ 0.21
Exercisable – September 25, 2015	385,000	$ 0.42

The following table summarizes information on stock options exercisable as of September 25, 2015:

Exercise Price	Number Outstanding at September 25, 2015	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.021	25,000	4.12	-
$0.105	25,000	4.02	-
$0.25	25,000	3.25	-
$0.295	50,000	3.00	-
$0.41	30,000	2.57	-
$0.50	130,000	3.00	-
$0.56	50,000	2.41	-
$0.62	50,000	2.47	-

The following table summarizes information on stock options outstanding as of September 25, 2015:

Exercise Price	Number Outstanding at September 25, 2015	Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.021	25,000	4.12	-
$0.05	519,127	8.04	-
$0.105	25,000	4.02	-
$0.25	25,000	3.25	-
$0.295	50,000	3.00	-
$0.41	30,000	2.57	-
$0.50	130,000	3.00	-
$0.56	50,000	2.41	-
$0.62	50,000	2.47	-

LABOR SMART, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 25, 2015

(Unaudited)

NOTE 13 – STOCKHOLDERS’ DEFICIT (CONTINUED)

The following is a summary of warrants activity during September 25, 2015:

	Number of Shares	Weighted Average Exercise Price
Balance, December 26, 2014	1,841,286	$0.14
Warrants granted and assumed (1)	561,160,714	$0.0001
Warrants canceled	—	—
Warrants expired	—	—
Balance, September 25, 2015	563,002,000	$0.0006

(1)	The number of warrants is equal to $56,250 divided by the market price. Market price is defined as greater of (i) the closing price of common stock on the issue date and (ii) the VWAP of the common stock for the trading day that is 2 trading days prior to the exercise price. At September 25, 2015 and December 26, 2014, the number of warrants granted and assumed is calculated to be 562,500,000 and 1,339,286, respectively. The initial exercise price of the warrants is $0.45 per common share subject to adjustment for dilutive issuances. As September 25, 2015, the exercise price was $0.0001 per share.

All warrants outstanding as of September 25, 2015 are exercisable.

NOTE 14 – CONTINGENCIES AND COMMITMENTS

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

From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since September 25, 2015.

The Company leases office premises under 26 operating leases with terms from month to month to five years. Rental expenses was $109,509 and $94,744 for the three months ended September 25, 2015 and September 26, 2014, respectively and was $269,054 and $170,145 for the nine months ended September 25, 2015 and September 26, 2014, respectively.

The following table is a schedule of future minimum lease commitments for the Company:

Period ending December 31,	2015	$ 119,564
	2016	440,539
	2017	305,970
	2018	206,101
	2019	119,965
	2020	105,227
		$ 1,297,366

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

Overview

Labor Smart, Inc. was incorporated in the State of Nevada on May 31, 2011. We are an emerging provider of temporary employees to the construction, manufacturing, hospitality, restoration and retail industries. We provide unskilled and semi-skilled temporary workers to our customers. At the end of the 3rd Quarter 2015, the Company operated 20 branch office locations primarily throughout the Southeast and Midwest US.

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

Growth Strategy

Historically, our growth strategy has been heavily focused on new branch office openings, growth in revenue from existing offices, and closing one small acquisition per year. On June 14, 2014, we secured a large deductible worker’s compensation insurance policy which resulted in us becoming substantially self-insured. We have adjusted our growth strategy based on this significant change to the fundamentals of our business. This policy was renewed on June 14, 2015 with reduced insurance rates and lower collateral requirements from the prior policy period, further reinforcing our shift to grow through acquisitions. The large deductible policy does not cover South Carolina or Colorado, resulting in lower gross profit margins for our branches with operations in these states. In order to obtain our target gross profit margins we sold the five branch locations with operations in South Carolina and Colorado on July 31, 2015 for a purchase price of $1,025,000.

During the remainder of fiscal 2015 we do not expect to open new branch office locations, however, we are aggressively pursuing acquisitions that fit well with our culture and will continue to seek more acquisition opportunities than in prior years. This major shift in focus is directly related to our new large deductible worker’s compensation policy. Our industry is very fragmented. We have invested heavily in our corporate infrastructure in the last three years. We believe we can execute acquisitions with an investment of one to four times EBITDA of the seller and immediately recognize economies of scale and a reduced cost of sales for the acquired customer lists as it is integrated into our operations. We have limited our acquisition search to states covered by our large deductible worker’s compensation policy.

For the balance of fiscal 2015, we will no longer seek opportunities to open new branches, as we shift our expansion strategy to pursuing acquisitions. Additionally, during the 2nd and 3rd Quarter 2015, the Company closed 4 and 1 under- performing branch locations respectively, and will continue to close branch locations that fail to become profitable within our expected timeline or seek opportunities to sell the operating assets when possible.

At December 26, 2014, we had 30 branches and at September 25, 2015, we had 20 branches. We will consider closing under-performing branches on a case by case basis.

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

RECONCILIATION OF GAAP NET INCOME (LOSS) TO EBITDA

(UNAUDITED)

Nine months Ended September 25, 2015
GAAP, net loss	$(2,586,456)
Add:
Provision for income taxes	—
Interest and finance expense, net	1,949,262
Depreciation and amortization	184,233
EBITDA	(452,961)
Non-recurring acquisition and expansion costs	—
Adjusted EBITDA	$(152,961)

Results of Operations – Three Months Ended September 25, 2015

Summary of Operations:

Revenue for the three months ended September 25, 2015 was $5,749,548 as compared to $6,847,744 for the three months ended September 26, 2014. The decrease in revenue for the three months ended September 25, 2015 was $1,098,196 or 16.0%. This decrease was due to the sale of branch offices in Augusta, Georgia, Charleston, South Carolina, Columbia, South Carolina, Denver, Colorado and Greenville, South Carolina on July 31, 2015 and to a strategic decision to remove high risk, low margin accounts from our revenue stream during the 2nd and 3rd quarters of 2014.

Cost of Services:

Cost of services was 73.4% of revenue for the three months ended September 25, 2015 and 75.0% for the three months ended September 26, 2014.  Cost of services mainly consists of payroll and worker’s compensation expense for our laborers which was $3,989,174 or 69.4% and $231,311 or 4.0% of revenues, respectively for the three months ended September 25, 2015 and $4,925,231 or 72.0% and $207,505 or 3.0% of revenues, respectively for the three months ended September 26, 2014.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 14.6% of revenue for the three months ended September 25, 2015 and 15.5% for the three months ended September 26, 2014.

For the three months ended September 25, 2015, of our total $2,405,468 in operating expenses, $141,231 is attributable to professional fees including legal, accounting, and consulting services, $5,135 in stock based compensation, $1,000,714 to staff payroll expenses, $567,987 to bad debts, and $690,401 to other general and administrative fees.

For the three months ended September 26, 2014, of our total $1,816,435 in operating expenses, $83,130 is attributable to professional fees including legal, accounting, and consulting services, $26,260 in stock based compensation related to vesting of stock options, $738,563 to staff payroll expenses, $17,329 to bad debts, and $951,153 to general and administrative fees.

Payroll expense increased primarily due to a $220,000 one-time bonus paid to Ryan Schadel, the Chief Executive Officer of the Company, during the three months ended September 25, 2015.

Bad debt expense increased primarily due to further refinement of our methodology to estimate the allowance for doubtful accounts based on past experience. In previous periods we relied on internal staff to exhaust collection efforts prior to referring overdue balances to a collections agency at 120 days. Based on our experience with collections, in the current period, we started to allow for all balances owed on trade accounts with any balances due beyond 90 days upon referring to a collection agency. Additionally, we are now using the aging method to determine the allowance for doubtful accounts as we believe this provides a more accurate allowance.

Results of Operations – Nine months Ended September 25, 2015

Summary of Operations:

Revenue for the nine months ended September 25, 2015 was $16,831,139 as compared to $18,078,661 for the nine months ended September 26, 2014. The decrease in revenue for the nine months ended September 25, 2015 was $1,247,522 or 7.4%. This decrease was due to the sale of branch offices in Augusta, Georgia, Charleston, South Carolina, Columbia, South Carolina, Denver, Colorado and Greenville, South Carolina on July 31, 2015 and to a strategic decision to remove high risk, low margin accounts from our revenue stream during the 2nd and 3rd quarters of 2014.

Cost of Services:

Cost of services was 73.4% of revenue for the nine months ended September 25, 2015 and 76.8% for the nine months ended September 26, 2014. Cost of services mainly consists of payroll and worker’s compensation expense for our laborers which was $11,725,503 or 69.7% and $621,850 or 3.7% of revenues, respectively for the nine months ended September 26, 2015 and $13,137,228 or 72.6% and $752,965 or 4.2% of revenues, respectively for the nine months ended September 26, 2014.

Selling, General and Administrative Expenses (SG&A):

General and administrative fees were 15.5% of revenue for the nine months ended September 25, 2015 and 15.6% for the nine months ended September 26, 2014.

For the nine months ended September 25, 2015, of our total $6,058,195 in operating expenses, $297,144 is attributable to professional fees including legal, accounting, and consulting services, $(12,222) in stock based compensation related to current period stock compensation expense netted by reversal of expense related to forfeited shares, $2,700,198 to staff payroll expenses, $749,503 to bad debts, and $2,323,572 to other general and administrative fees.

For the nine months ended September 26, 2014, of our total of $4,702,170 in operating expenses, $212,272 is attributable to professional fees including legal, accounting, and consulting services, $119,257 in stock based compensation related to vesting of stock options, $1,773,150 to staff payroll expenses, $113,375 to bad debts, and $2,484,116 to general and administrative fees.

Payroll expense increased primarily due to additional staff hired to manage new branch offices opened during the 1st and 2nd quarter of fiscal 2015. Also, a $220,000 a one-time bonus was paid to Ryan Schadel, the Chief Executive Officer of the Company, during the nine months ended September 25, 2015.

Bad debt expense increased primarily due to further refinement of our methodology to estimate the allowance for doubtful accounts based on past experience. In previous periods we relied on internal staff to exhaust collection efforts prior to referring overdue balances to a collections agency at 120 days. Based on our experience with collections, in the current period, we started to allow for all balances owed on trade accounts with any balances due beyond 90 days upon referring to a collection agency. Additionally, we are now using the aging method to determine the allowance for doubtful accounts as we believe this provides a more accurate allowance. We wrote down $749,503 in bad debt included in operating expenses during the nine months ended September 25, 2015.

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

Net cash used in operations was $311,828 during the nine months ended September 25, 2015. Net cash used in operating activities for the nine months ended September 25, 2015 mainly consisted of a net loss of $2,586,456 adjusted for stock based compensation of $(12,222), financing fees of $1,540,099, bad debt expense of $749,503, by a decrease of $258,838 in prepaid expense and deposits and an increase of $723,466 in payroll taxes payable.

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

Cash used in investing activities totaled $791,301 for the nine months ended September 25, 2015. Net cash flows used in investing activities consists of the purchase of fixed assets of $22,257 and $254,575 in the purchase of marketable securities offset by $43,133 in proceeds from the sale of marketable securities and $1,025,000 in proceeds from the sales of five branch offices.

Cash used in investing activities totaled $238,699 for the nine months ended September 26, 2014. Net cash flows used by investing activities consists of assets acquired in asset purchase agreement of $120,797, the purchase of fixed assets of $75,754 and $99,339 in the purchase of marketable securities offset by $57,191 in proceeds from the sale of marketable securities.

Net cash used in financing activities totaled $420,966 for the nine months ended September 25, 2015. Net cash flows from financing activities consisted of payments on a convertible note payable of $589,430, proceeds from notes payable of $175,000, net amount received from factor of $104,513 and payments towards a contingent liability of $63,535.

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

Assets and Liabilities:

At September 25, 2015, we had total current assets of approximately $3,289,452 and current liabilities of approximately $8,479,266. Included in current assets are trade accounts receivable of approximately $2,530,064 and prepaid expenses of $64,017. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. During the quarter ended September 25, 2015, we further refined our methodology to estimate the allowance for doubtful accounts based on past experience. In previous periods we relied on internal staff to exhaust collection efforts prior to referring overdue balances to a collections agency at 120 days. Based on our experience with collections, in the current period, we started to allow for all balances owed on trade accounts with any balances due beyond 90 days upon referring to a collection agency. Additionally, we are now using the aging method to determine allowance for doubtful accounts as we believe this provides a more accurate allowance. We wrote down $749,503 in bad debt included in operating expenses during the nine months ended September 25, 2015. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:

On July 31, 2013 the Company entered into a Purchase and Sale Agreement with Transfac Capital, Inc. (“Transfac”).  Under the terms of the Purchase and Sale Agreement, Transfac shall have the right, but not the obligation, to purchase up to Two Million Dollars ($2,000,000) worth of accounts receivable (the “Maximum Advances”) of the Company.  For each account receivable purchased, Transfac shall advance ninety percent (90%) of the face value of the account and the balance after receipt of full payment on the account.  As consideration, the Company shall pay Transfac two percent (2%) of the average monthly balance of the outstanding accounts purchased, with a minimum of one half of one percent (0.5%) of the Maximum Advances per month, as long as the Purchase and Sale Agreement remains in effect.

Our total financing costs through our facility with Transfac for the three months ended September 25, 2015 and September 26, 2014 was $120,105 and $94,333, respectively and for the nine months ended September 25, 2015 and September 26, 2014 was $398,405 and $218,916, respectively, which is reflected on our Statements of Operations as interest and finance expense. As collateral for repayment of any and all obligations, we granted Transfac a security interest in all our property, including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Off-Balance Sheet Arrangements

As of September 25, 2015, we do not have any off-balance sheet arrangements except for our factored receivables under our agreements with Transfac Capital, Inc. The cash received from our factored receivables finance the Company’s operating expenses and is a significant source of liquidity for the Company. For more information about the factoring terms, see “Financing” discussion above.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 25, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since September 25, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended September 25, 2015, the holders of Convertible Promissory Notes converted 1,964,913,130 shares of common stock of the Company with a fair value of $196,491 to settle $119,419 of principal and interest.

The Company issued the foregoing securities in reliance on an exemption from registration under the Securities Act of 1933 set forth in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

We did not repurchase any of our securities during the quarter ended September 25, 2015.

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

Date: November 16, 2015